Form 10-Q
period 1996-03-31
UNITED STATES LEATHER INC /WI/
filed 1996-05-14
CIK 906613

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                March 31, 1996
                                --------------

                                      or

[ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from:         to
                                                          -------    -------

                       Commission file number:  33-64142

                          United States Leather, Inc.
                    ---------------------------------------
            (Exact name of registrant as specified in its charter)

        Wisconsin                                   13-3503310
- ----------------------------                   -------------------
(State or other jurisdiction                    (I.R.S. Employer
     of incorporation)                         Identification No.)

1110 N. Old World Third Street, #400, Milwaukee, WI                 53203
- ---------------------------------------------------            --------------
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:            (414) 765-1040
                                                               --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                  No
                               -----                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
                   Class                      at  September 30, 1995
             -----------------               ------------------------
             Common Stock,                              100
             $.01 par value


As of March 31, 1996, there was no public market for the Company's common stock.

                          UNITED STATES LEATHER, INC.
                          ---------------------------

                                     INDEX
                                     -----

                                                                            PAGE
                                                                          NUMBER
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Consolidated Condensed Statements of Operations......................3

          Consolidated Condensed Balance Sheets................................4

          Consolidated Condensed Statements of Cash Flows......................5

          Notes to Consolidated Condensed Financial Statements.................6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations........................8


PART II - OTHER INFORMATION AND SIGNATURES

Item 6  Exhibits and Reports on Form 8-K......................................14

Signatures....................................................................15

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


                         ITEM I - Financial Statements
                         -----------------------------


                 UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            (Amounts in Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1996        1995
                                                            --------    --------
Net sales                                                   $ 79,072    $103,820
Cost of sales                                                 67,706      87,784
                                                            --------    --------
Gross profit                                                  11,366      16,036
Selling, general and administrative expenses                   6,109       6,140
Amortization of intangible assets                                915         794
                                                            --------    --------
Income from operations                                         4,342       9,102
Interest expense                                               4,318       4,496
                                                            --------    --------
Income before taxes and extraordinary item                        24       4,606
Income tax provision                                             326       2,052
                                                            --------    --------
Net income (loss) before extraordinary item                     (302)      2,554
Extraordinary item, net of tax                                     -         417
                                                            --------    --------
Net income (loss) available for Common Shares               $   (302)   $  2,971
                                                            =========   ========
Per Common Share Data:
Net income per Common Share                                 $ (3,020)   $ 29,710
                                                            =========   ========
   Weighted average Common Shares and dilutive
     Common Share equivalents outstanding                        100         100
                                                            =========   ========


       The accompanying notes are an integral part of these statements.

                 UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            (Amounts in Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                      As of           As of
                                                    March 31,      December 31,
Current Assets:                                       1996             1995
                                                    ---------      -----------
   Cash                                              $  3,298        $  4,614
   Accounts receivable, less allowances
    of $4,177 and $3,924                               43,807          44,603
   Inventories                                         75,562          73,886
   Prepaid expenses and other                           1,441           1,441
   Refundable income tax                                  572             572
                                                     --------        --------
      Total current assets                            124,680         125,116
   Property, plant and equipment, net                  47,204          48,124
   Goodwill, net of amortization of
    $22,909 and $22,115                               104,074         104,868
   Other                                                7,546           7,886
                                                     --------        --------
      Total assets                                   $283,504        $285,994
                                                     ========        ========

Current Liabilities:
   Current maturities of long-term debt              $    601        $    175
   Revolving credit facility                           29,002          26,610
   Payable to bank                                      4,685           5,025
   Accounts payable                                     9,091          10,367
   Accrued liabilities                                  9,371          13,003
   Income taxes payable                                 1,085             312
   Deferred income taxes                                4,699           4,699
                                                     --------        --------
      Total current liabilities                        58,534          60,191

Long-term debt, less current maturities               130,514         130,145
Deferred income taxes                                   7,423           7,423
Other long-term liabilities                             6,127           6,970

Stockholder's Equity:
Preferred Stock, $.01 par value -
 5,000,000 shares authorized, no shares
 issued                                                     -               -

   Common Shares:
   Common Stock, voting, $.01 par value -
    35,000,000 shares
    authorized, 100 shares issued                           1               1
   Additional paid-in-capital                          92,344          92,344
   Cumulative translation adjustment                     (199)           (192)
   Accumulated deficit                                (11,240)        (10,888)
                                                     --------        --------
        Total Stockholder's equity                     80,906          81,265
                                                     --------        --------
        Total libilities and
         stockholder's equity                        $283,504        $285,994
                                                     ========        ========


      The accompanying notes are an integral part of these balance sheets

                 UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            (Amounts in Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                    For the three months ended
                                                             March 31,
                                                     ------------------------
                                                       1996            1995
                                                     ---------      ---------
Cash Flows from Operating Activities:
 Net (loss) income                                   $   (302)       $  2,971
 Adjustments to reconcile net income to
  net cash provided
  by operating activities:
     Depreciation and amortization                      2,764           2,451
     Extraordinary item                                     -            (417)
     Noncash interest expense                             359             366
     Change in assets and liabilities,
      net of effect of acquisition:
       Accounts receivable                                796          (2,821)
       Inventories                                     (1,676)          4,300
       Prepaid expenses and other                           1             113
       Accounts payable                                (1,276)         (3,926)
       Accrued liabilities                             (3,632)         (1,078)
       Income taxes payable                               773           1,605
       Other long-term liabilities                        (54)         (1,182)
                                                     --------        --------
          Net cash provided by
           operating activities                        (2,247)          2,382
                                                     --------        --------

    Cash Flows from Investing Activities
       Capital expenditures                              (928)         (2,085)
       Acquisition of A.R. Clarke & Co.,
        Limited                                             -          (4,725)
       Purchase of software license                      (116)              -
                                                     --------        --------
         Net cash used in investing
          activities                                   (1,044)         (6,810)
                                                     --------        --------

Cash Flows from Financing Activities:
      Payments of revolving credit
       facility                                       (23,626)        (24,435)
      Borrowings under revolving credit
       facility                                        26,018          31,117
      Net change in payable to bank                      (340)            522
      Purchase of senior notes                              -          (3,280)
      Payment of long-term debt                           (20)            (51)
      Payment of common stock dividend                    (50)              -
                                                     --------        --------
         Net cash provided (used) by
          financing activities                          1,982           3,873
                                                     --------        --------

Effect of Exchange Rate Changes on Cash                    (7)            (31)
                                                     --------        --------

Net increase in cash                                   (1,316)           (586)
Cash, beginning of period                               4,614           4,216
                                                     --------        --------
Cash, end of period                                  $  3,298        $  3,630
                                                     ========        ========

Supplemental cash flow disclosures:
      Interest paid                                  $  7,344        $  7,561
      Income taxes paid                              $    717        $  1,481

          The accompanying notes are an integral part of these statements.

                 UNITED STATES LEATHER, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                 (UNAUDITED)

(1)  BASIS OF PRESENTATION:

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all required disclosures have been presented and all necessary adjustments (consisting only of normal recurring adjustments) have been included to fairly present the results of operations, financial position and cash flows of United States Leather, Inc. (the "Company"). These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.


(2)  NET INCOME PER COMMON SHARE:

Net income per Common Share is calculated by dividing net income available for Common Shares by the weighted average of Common Shares and dilutive Common Share equivalents outstanding during the period.

(3)  INVENTORIES:

Inventories consist of the following:

                                                               March 31,      December 31,
                                                                 1996             1995
                                                               ---------      ------------
At lower of cost, using the first-in, first-out (FIFO)
 cost method or market:
  Raw materials and supplies                                    $17,207         $18,367
  Work in process                                                33,148          32,549
  Finished goods                                                 31,053          29,716
                                                                -------         -------
     Total FIFO inventories                                      81,408          80,632

  Difference between FIFO and LIFO cost
   of inventories                                                (5,846)         (6,746)
                                                                -------         -------
     Total LIFO inventories                                     $75,562         $73,886
                                                                =======         =======


                 UNITED STATES LEATHER, INC. AND SUBSIDIARIES

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)


(4)  REPURCHASE OF SENIOR NOTES

The Company repurchased Senior Notes with a face value of $4.0 million during the first quarter of 1995, resulting in an extraordinary gain of approximately $0.4 million, net of tax. The Company may repurchase additional Senior Notes through privately negotiated open market purchases, to the extent it deems it advantageous to do so.

(5)  PURCHASE OF A.R. CLARKE & CO., LIMITED

On January 30, 1995, the Company purchased substantially all of the non-cash assets of A.R. Clarke & Co., Limited of Toronto, Canada for approximately $4.9 million, plus the assumption of certain liabilities approximating $0.8 million. This acquisition was accounted for under the purchase method of accounting. There was not a material amount of goodwill arising out of the acquisition. The purchase was financed through borrowings under the Revolving Credit Facility, which was amended and restated in the first quarter of 1995 to accommodate the acquisition.

(6)  SUBSEQUENT EVENT - 1996 HOLDINGS RECAPITALIZATION

On April 9, 1996, a series of transactions were completed with the consent of the Company which resulted in a change in the ultimate ownership of the Company from U.S. Leather Holdings, Inc. ("Holdings") to Leather U.S., Inc. (the "New Holding Company"). Holdings had been in default under its senior debentures (the "Holdings Debentures") due to the noncompliance by Holdings of a financial covenant contained in the Holdings Debentures as of December 31, 1995.

The Holders of the Holdings Debentures foreclosed, with Holdings consent, on their security which was the stock of Holdings' direct subsidiary, United States Leather Holdings, Inc. ("Sub-Holdings"), the immediate parent of the Company. Such foreclosure resulted in the satisfaction and cancellation of the Holdings Debentures. The covenant default, and the subsequent consensual foreclosure, did not constitute a default or a change in control under the terms of the Company's existing public or bank debt.

Such foreclosure resulted in the elimination of any ownership in the Company by Bear Stearns Acquisition Corp. VII, the majority shareholder of Holdings, and vested complete ultimate share ownership in the Company in affiliates of The Equitable Life Assurance Society of the United States ("Equitable"), among others. The nominees of Bear Stearns Acquisition Corp. VII have resigned from the Board of Directors of the Company and have been replaced by nominees of the New Holding Company.

                 Item 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
- ---------------------

The following table sets forth certain consolidated income statement data of the Company as a percentage of net sales for the periods indicated.

                                          Percentage of Net Sales
                                        Three Months Ended March 31,
                                        ----------------------------
                                              1996         1995
     Net Sales                               100.0%       100.0%
     Cost of goods sold                       85.6         84.6
                                             -----        -----
     Gross Profit                             14.4         15.4
     Selling, general & administrative         7.7          5.9
     Amortization of intangible assets         1.2          0.7
                                             -----        -----
     Income from operations                    5.5          8.8
     Interest expense                          5.5          4.4
                                             -----        -----
     Income before taxes
     and extraordinary item                    0.0          4.4
     Income tax provision                      0.4          1.9
                                             -----        -----
     Net income before extraordinary item     (0.4)         2.5
     Extraordinary item, net of tax              -          0.4
                                             -----        -----
     Net income                              (0.4%)         2.9%
                                             =====        =====

                  RESULTS OF OPERATIONS - THREE MONTH PERIOD
                             ENDED MARCH 31, 1996


The following table sets forth net sales and gross profit, and gross profit as a percentage of net sales, for each of the Company's operating divisions for the periods indicated.

                                  Three Months Ended
                   -------------------------------------------------
                       March 31,  1996           March 31, 1995
                   -----------------------   -----------------------
                    Net    Gross              Net      Gross
                   Sales   Profit     %      Sales    Profit     %
                   -----   ------   ------   ------   ------   ------
Lackawanna         $32.9    $ 4.5    13.7    $ 42.9    $ 6.2    14.5%
Pfister & Vogel     22.8      3.8    16.7      30.6      5.4    17.6
Gebhardt            15.7      2.2    14.0      20.4      3.7    18.1
A.R. Clarke          4.3      0.6    14.0       4.3      0.6    14.0
USL Trading          3.4      0.3     8.9       5.6      0.1     1.8
                   -----    -----    ----    ------    -----    ----
  Total            $79.1    $11.4    14.4%   $103.8    $16.0    15.4%


NET SALES
- ---------

The Company had first quarter 1996 sales of $79.1 million as compared to $103.8 million in the first quarter of 1995, a decrease of $24.7 million, or 23.8%. Finished leather sales decreased from $91.7 million in the first quarter of 1995 to $70.9 million in the first quarter of 1996, a decrease of $20.8 million or 22.7%. This reduction was principally the result of an 18% reduction in the square footage of finished leather sold as well as lower selling prices. While the square footage of finished leather sold in the first quarter of 1996 was substantially below the same period last year, the square footage of finished leather sold in the first quarter of 1996 was flat as compared to the fourth quarter of 1995 and increased 5% as compared to the third quarter of 1995. By-product and other sales decreased to $8.2 million in the first quarter of 1996 from $12.1 million in the first quarter of 1995, primarily due to reduced trading activity, lower selling prices and the reduced amount of by-product material available due to lower finished leather sales. Sales of finished leather accounted for 89.7% of the Company's net sales in the first quarter of 1996 as compared to 88.4% in the first quarter of 1995.

Lackawanna's sales decreased $10.0 million, or 23.4%, to $32.9 million in the first quarter of 1996 as compared to $42.9 million in the first quarter of 1995, due primarily to lower finished leather sales. Finished leather sales decreased due to reduced shipments to the U.S. and European furniture industries as well as lower average selling prices, partially offset by increased shipments to the automotive industry. Based on recent performance, the Company is reviewing its European furniture business strategy. Management believes that the severe 1995/1996 winter had a negative effect on first quarter furniture shipments. Overall, the square footage of finished leather declined by 23.4%. Management expects the reduced Lackawanna shipment levels to continue at least through a portion of the next quarter.

Pfister & Vogel's sales decreased $7.8 million, or 25.5%, to $22.8 million in the first quarter of 1996 as compared to $30.6 million in the first quarter of 1995. This decrease was the result of both lower finished leather sales and lower by-product sales. Finished leather sales decreased by $6.1 million in the first quarter of 1996 as compared to the same period last year, due to a decrease in square footage sold of 15.1% and lower average sales prices. By-products sales were $1.7 million below a year ago due to lower sales prices on splits and reduced finished leather volumes.

A.L. Gebhardt's sales decreased $4.7 million, or 23.1%, to $15.7 million in the first quarter of 1996, as compared to $20.4 million in the first quarter of 1995, due primarily to lower finished leather sales. Finished leather sales decreased by $4.3 million in the first quarter of 1996 as compared to the same period last year, due primarily to a 14.8% decrease in square footage sold and reduced average sales prices. Lower hide prices were partially behind the reduced average selling prices.

A.R. Clarke had net sales of $4.3 million during the first quarter of 1996 as compared to $4.3 million during the first quarter of 1995 (note: A.R. Clarke was acquired as of January 30, 1995).

The USL Trading division recorded net sales of $3.4 million in the first quarter of 1996, which was a decrease of $2.2 million over the first quarter of 1995. Over the near term, the Company expects similar levels of trading sales.

GROSS PROFIT
- ------------

The Company's gross profit in the first quarter of 1996 was $11.4 million as compared to $16.0 million in the first quarter of 1995, a decrease of $4.6 million or 28.8%. The decrease was principally the result of reduced unit finished leather sales volume, increased unit manufacturing conversion costs and lower selling prices, partially offset by reduced hide prices. The increased unit manufacturing conversion costs were in part the result of the reduction in finished leather units. The average price of domestic hide purchase commitments made during the first quarter of 1996 was approximately 24% lower that the average price of such commitments made during the first quarter of 1995. As a result of the downward trend in hide prices the LIFO revaluation in the first quarter of 1995 resulted in a $0.9 million credit to operations, as compared to a $0.6 million charge to operations during the first quarter of 1995. As a percentage of sales, the gross profit margin percentage decreased from 15.4% in the first quarter of 1995 to 14.4% in the first quarter of 1996.

Lackawanna's gross profit decreased by $1.7 million or 27.5%, in the first quarter of 1996 as compared to the first quarter of 1995 due to the reduced sales volume and increased unit manufacturing conversion costs, partially offset by reduced hide prices. As a percentage of sales, Lackawanna's gross profit margin declined from 14.5% in the first quarter of 1995 to 13.7% in the first quarter of 1996. Pfister & Vogel's gross profit decreased by $1.6 million, or 29.7%, and its gross margin declined from 17.6% in the first quarter of 1995 to 16.7% in the first quarter of 1996. This decline was principally the result of reduced finished leather sales, increased unit conversion costs and lower sales prices. Gebhardt's gross profit decreased from $3.7 million in the first quarter of 1995 to $2.2 million in the first quarter of 1996, a decrease of 40.6%. This decline was principally the result of reduced finished leather sales, lower average sales prices and increased unit manufacturing conversion costs. Gebhardt's gross profit margin decreased from 18.1% in the first quarter of 1995 to 14.0% in the first quarter of 1996. A.R. Clarke's gross profit increased slightly during the first quarter of 1996.

The increased unit manufacturing conversion costs at the various United States Leather, Inc. divisions, in the first quarter of 1996 as compared to the same period last year, were in part the result of the reduction in the square footage of finished leather produced.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling, general and administrative expenses were unchanged at $6.1 million in both the first quarter of 1996 and the first quarter of 1995.

INTEREST EXPENSE
- ----------------

Interest expense during the first quarter of 1996 was $4.3 million as compared to $4.5 million in the first quarter of 1995, a decrease of $0.2 million. The decrease was principally the result of reduced average borrowings.

INCOME BEFORE PROVISION FOR INCOME TAXES
- ----------------------------------------

The Company's income before provision for income taxes was approximately twenty-four thousand dollars in the first quarter of 1996 as compared to income of $4.6 million in the first quarter of 1995. This decrease was principally the result of lower sales volume and lower gross margins.


INCOME TAX PROVISION
- --------------------

The Company's tax provision was $0.3 million for the first quarter of 1996 as compared with $2.1 million for the first quarter of 1995. After adjusting income before provision for income taxes and extraordinary items for non-deductible amortization of goodwill, the effective tax rate was 40% during the first quarter of 1996 as compared to 38% for the first quarter of 1995.


NET INCOME BEFORE EXTRAORDINARY ITEM
- ------------------------------------

Due to the factors described above the Company had a net loss of $0.3 million in the first quarter of 1995, as compared to net income before extraordinary gain of $2.6 million in the first quarter of 1995.


EXTRAORDINARY ITEM
- ------------------

The Company had an extraordinary gain of $0.4 million in the first quarter of 1995 related to the repurchase of its 10.25% senior notes due 2003 having a face value of $4.0 million.


NET INCOME
- ----------

Due to the factors described above the Company had a net loss of $0.3 million in the first quarter of 1995 as compared to net income of $3.0 million in the first quarter of 1995


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the first three months of 1996 the Company's operations generated earnings before interest, taxes, depreciation and amortization of $7.1 million and its interest expense was $4.3 million as compared to $11.6 million and $4.5 million respectively for the first three months of 1995,

Net cash used by operations was $3.0 million during the first three months of 1996 as compared to $2.4 million of cash provided during the same period in 1995. The difference of $5.4 million was primarily due to reduced earnings, as well as an increase in inventories in the first quarter of 1996 as compared to a reduction in inventories during the first quarter of 1995.

Capital expenditures totaled $0.9 million in the first three months of 1996, a decrease of $1.2 million as compared to the same period in 1995. This difference is primarily attributable to the timing of 1996 capital expenditures.

The Company repurchased Senior Notes with a face value of $4 million during the first quarter of 1995, which resulted in an extraordinary gain of approximately $0.4 million, net of tax. The Company may repurchase additional Senior Notes through privately negotiated open market purchases, to the extent it deems it advantageous to do so.

On January 30, 1995, the Company purchased substantially all of the non-cash assets of A.R. Clarke & Co., Limited of Toronto, Canada for approximately $4.9 million in cash, plus the assumption of certain liabilities approximating $0.8 million. This acquisition was accounted for under the purchase method of accounting. There was not a material amount of goodwill arising out of the acquisition. The purchase was financed through borrowings under the Revolving Credit Facility, which was amended and restated in the first quarter of 1995 to accommodate the acquisition.

In accordance with the Debenture Exchange Agreement between Holdings and the holders of the Holdings Debentures, the Company made no payments of cash dividends on its common stock during the first quarter of either 1996 or 1995 other than for reimbursement of fifty thousand dollars of expenses as permitted under the Revolving Credit Agreement. Since the Debentures and the related Debenture Exchange Agreement were extinguished on April 9, 1996, and as a result of the 1996 Holdings recapitalization, the Company has no obligation to pay further dividends on its common stock.

At March 31, 1996, the Company's outstanding indebtedness was $160.1 million, comprised primarily of $130.0 million principal amount of Senior Notes and borrowings under the Revolving Credit Facility. The notes mature in July, 2003, at which time $130.0 million becomes due. The Revolving Credit Facility is a $65.0 million facility maturing in 1997. At March 31, 1996 the Company had approximately $34.0 million available under the Revolving Credit Facility, after deducting outstanding borrowings and letters of credit issued thereunder.

As a result of covenants modifications made effective as of December 31, 1995, the Company was in compliance with all financial covenants in the Revolving Credit Facility as of March 31, 1996. While the Company is in compliance with all of the Revolving Credit financial covenants at the end of the first quarter, it is likely that it will need additional covenant modifications during 1996, and it has initiated discussions with its lenders in this regard. Although no assurance can be given, the Company believes it will be able to obtain additional modifications if it is necessary to do so.

The Company believes that its cash flow provided from operations and borrowings available under the Revolving Credit Facility will be sufficient to meet its working capital needs, anticipated capital expenditures and acquisitions, dividend requirements and debt service requirements over the next twelve months.


SUBSEQUENT EVENT - 1996 HOLDINGS RECAPITALIZATION

On April 9, 1996, a series of transactions were completed with the consent of the Company which resulted in a change in the ultimate ownership of the Company from U.S. Leather Holdings, Inc. ("Holdings") to Leather U.S., Inc. (the "New Holding Company"). Holdings had been in default under its senior debentures (the "Holdings Debentures") due to the noncompliance by Holdings of a financial covenant contained in the Holdings Debentures as of December 31, 1995.

The Holders of the Holdings Debentures foreclosed, with Holdings consent, on their security which was the stock of Holdings' direct subsidiary, United States Leather Holdings, Inc. ("Sub-Holdings"), the immediate parent of the Company. Such foreclosure resulted in the satisfaction and cancellation of the Holdings Debentures. The convenient default, and the subsequent consensual foreclosure, did not constitute a default or a change in control under the terms of the Company's existing public or bank debt.

Such foreclosure resulted in the elimination of any ownership in the Company by Bear Stearns Acquisition Corp. VII, the majority shareholder of Holdings, and vested complete ultimate share ownership in the Company in affiliates of The Equitable Life Assurance Society of the United States ("Equitable"), among others. The nominees of Bear Stearns Acquisition Corp. VII have resigned from the Board of Directors of the Company and have been replaced by nominees of the New Holding Company.


OTHER MATTERS

A new 24 month labor agreement was negotiated covering approximately 100 A.R. Clarke employees, effective February 1, 1996, with an expiration of January 31, 1998. The Company is continuing negotiations with the national union representing its' Pfister and Vogel employees. Although no assurance can be given, the Company does not anticipate any work stoppages as a result of these negotiations. The Company continues to believe its relations with its employees are good.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 6 - Exhibits and Reports on Form 8-K
- ------   --------------------------------


  (a) Exhibits:

        The following exhibits which were filed as part of the 8-K dated April 9, 1996 as filed with the Securities and Exchange Commission on April 24, 1996 are incorporated herein by reference:


Exhibit       Exhibit
Number        Title
- ------        -----

10.13 Renunciation, Acknowledgment and Confirmation of Foreclosure dated April 9, 1996, by and among U.S. Leather Holdings, Inc., the lenders signatories hereto, Leather U.S., Inc. and State Street Bank and Trust Company of Connecticut, National Association.

10.14 Notice of Foreclosure Under (S)9-505 dated April 9, 1996, by and among U.S. Leather Holdings, Inc. and State Street Bank and Trust Company of Connecticut, National Association.

10.15 Indemnity Agreement dated April 9, 1996, made by United States Leather, Inc. in favor of U.S. Leather Holdings, Inc. and its direct and indirect shareholders and affiliates, and their respective officers, directors, shareholders, agents, attorneys and employees.

10.16 Tripartite Agreement dated as of April 9, 1996, by and among Leather, U.S. Inc., United States Leather Holdings, Inc. and United States Leather, Inc.

10.17 Letter Agreement dated April 9, 1996, by and among U.S. Leather Holdings, Inc., The Equitable Life Assurance Society of the United States, and its affiliates, and Mellon Bank, N.A., as Trustee for First Plaza Group Trust.

20            Press Release dated April 10, 1996.



  (b) Reports on Form 8-K: Form 8-K dated as of April 9, 1996 as filed with the Securities and Exchange Commission on April 24, 1996 which is incorporated herein by reference.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                United States Leather, Inc.
                         ------------------------------------------
                                        (Registrant)


Date:  May 9, 1996
                         ------------------------------------------
                           Robert A. Hale
                           Chief Financial Officer
                           (Signing on behalf of the Registrant
                             and as Chief Financial Officer)