Form 10-Q
period 1996-06-30
UNITED STATES LEATHER INC /WI/
filed 1996-08-13
CIK 906613

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                 June 30, 1996
                                 -------------

                                      or

[_]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from:         to
                                                          -------    -------

                       Commission file number:  33-64142


                          United States Leather, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Wisconsin                                   13-3503310
     ----------------------------                   ----------------------
     (State or other jurisdiction                      (I.R.S. Employer
          of incorporation)                          Identification No.)


     1110 N. Old World Third Street, #400, Milwaukee, WI              53203
     ---------------------------------------------------          -------------
     (Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:  (414) 765-1040
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

                                 Yes   [X]                  No
                                      -----                    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares Outstanding
                 Class                                at June 30, 1996
             --------------                          ------------------
              Common Stock,                                 100
             $.01 par value

     As of June 30, 1996, there was no public market for the Company's common stock.

                          UNITED STATES LEATHER, INC.
                          ---------------------------

                                     INDEX
                                     -----

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
PART I - FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Consolidated Condensed Statements of Operations.............................................  3

          Consolidated Condensed Balance Sheets.......................................................  4

          Consolidated Condensed Statements of Cash Flows.............................................  5

          Notes to Consolidated Condensed Financial Statements........................................  6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations...............................................  9

PART II - OTHER INFORMATION AND SIGNATURES

Item 6 Exhibits and Reports on Form 8-K............................................................... 21

Signatures............................................................................................ 21

                                PART I - FINANCIAL INFORMATION
                                ------------------------------

ITEM I - Financial Statements
- -----------------------------


                 UNITED STATES LEATHER, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
            (Amounts in Thousands, Except Share and Per Share Data)

                                                         3 Months Ended June 30,     6 Months Ended June 30,
                                                         ------------------------   -------------------------
                                                              1996        1995          1996           1995
                                                         ------------   ---------   -----------   ------------
Net sales                                                $     81,010   $  93,658   $   160,082   $    197,478
Cost of sales                                                  77,715      80,088       145,421        167,872
                                                       -------------------------------------------------------
Gross profit                                                    3,295      13,570        14,661         29,606
Selling, general and administrative expenses                    6,156       6,261        12,265         12,401
Restructuring expenses                                          2,468           -         2,468              -
Amortization of intangible assets                               1,245         794         2,160          1,588
                                                       -------------------------------------------------------
Income (loss) from operations                                  (6,574)      6,515        (2,232)        15,617
Interest expense                                                4,295       4,513         8,613          9,009
Other (income) expense                                            159           -           159              -
                                                       -------------------------------------------------------
Income (loss) before taxes and extraordinary item             (11,028)      2,002       (11,004)         6,608
Income tax provision (credit)                                  (3,732)      1,038        (3,406)         3,090
                                                       -------------------------------------------------------
Net income (loss) before extraordinary item                    (7,296)        964        (7,598)         3,518
Extraordinary item, net of tax                                      -           -             -            417
                                                       -------------------------------------------------------
Net income (loss)                                        $     (7,296)  $     964   $    (7,598)  $      3,935
                                                       =======================================================

Per Common Share Data:

Net income (loss) before extraordinary item              $    (72,960)  $   9,640   $   (75,980)  $     35,180

Extraordinary item                                                  -           -             -          4,170
                                                       -------------------------------------------------------
Net income (loss) per Common Share                       $    (72,960)  $   9,640   $   (75,980)  $     39,350
                                                       =======================================================

Weighted average Common Shares outstanding                        100         100           100            100
                                                       =======================================================




              UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
        (Amounts in Thousands, Except Share and Per Share Data)

                                                                                 As of               As of
                                                                                June 30,          December 31,
                                                                                  1996                1995
                                                                              -----------       ---------------
                    ASSETS
                    ------
Current Assets:
    Cash                                                                      $     1,971       $         4,614
    Accounts receivable, less allowances of $4,974 and $3,924                      44,330                44,603
    Inventories                                                                    62,295                73,886
    Prepaid expenses and other                                                      1,882                 1,441
    Refundable income tax                                                           3,340                   572
                                                                            -----------------------------------
        Total current assets                                                      113,818               125,116
    Property, plant and equipment, net                                             47,445                48,124
    Goodwill, net of amortization of $23,648 and $22,115                          102,955               104,868
    Other                                                                           7,366                 7,886
                                                                            -----------------------------------
        Total assets                                                          $   271,584       $       285,994
                                                                            ===================================

       LIABILITIES AND STOCKHOLDER'S EQUITY
       ------------------------------------
Current Liabilities:
    Current maturities of long-term debt                                      $       762       $           175
    Revolving credit facility                                                      23,326                26,610
    Payable to bank                                                                 3,327                 5,025
    Accounts payable                                                                8,260                10,367
    Accrued liabilities                                                            13,972                13,003
    Income taxes payable                                                                -                   312
    Deferred income taxes                                                           4,699                 4,699
                                                                            -----------------------------------
        Total current liabilities                                                  54,346                60,191

Long-term debt, less current maturities                                           130,104               130,145
Deferred income taxes                                                               7,423                 7,423
Other long-term liabilities                                                         6,114                 6,970

Stockholder's Equity:
    Preferred Stock, $.01 par value - 5,000,000 shares authorized,
     no shares issued                                                                   -                     -
    Common Shares:
        Common Stock, voting, $.01 par value - 35,000,000
         shares authorized, 100 shares issued                                           1                     1
    Additional paid-in-capital                                                     92,344                92,344
    Cumulative translation adjustment                                                (212)                 (192)
    Accumulated deficit                                                           (18,536)              (10,888)
                                                                            -----------------------------------
Total stockholder's equity                                                         73,597                81,265
                                                                            -----------------------------------
Total liabilities and stockholder's equity                                    $   271,584       $       285,994
                                                                            ===================================

                 UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
            (Amounts in Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                        For the six months ended
                                                                June 30,
                                                     ---------------------------
                                                        1996             1995
                                                     -----------      ----------
Cash Flows from Operating Activities:
  Net (loss) income                                     $ (7,598)       $  3,935
  Adjustments to reconcile net income
   to net cash provided
    by operating activities:
     Depreciation and amortization                         5,856           4,850
     Extraordinary item                                        -            (417)
     Noncash interest expense                                720             731
     Change in assets and liabilities,
      net of effect of acquisition:
       Accounts receivable                                   273          (2,898)
       Inventories                                        11,591            (825)
       Prepaid expenses and other                           (427)            563
       Accounts payable                                   (2,107)         (2,098)
       Accrued liabilities                                   969          (2,628)
       Income taxes payable                               (3,080)            313
       Other long-term liabilities                          (300)         (1,059)
                                                     ------------------------------
Net cash provided by operating
 activities                                                5,897             467
                                                     ------------------------------

Cash Flows from Investing Activities
  Capital expenditures                                    (3,040)         (4,899)
  Acquisition of A.R. Clarke & Co.,
   Limited                                                     -          (4,848)
  Purchase of software license                              (387)              -
                                                     ------------------------------
Net cash used in investing activities                     (3,427)         (9,747)
                                                     ------------------------------

Cash Flows from Financing Activities:
  Payments of revolving credit facility                  (45,412)        (37,695)
  Borrowings under revolving credit
   facility                                                42,128          49,701
  Net change in payable to bank                           (1,698)           (717)
  Purchase of senior notes                                     -          (3,280)
  Payment of long-term debt                                  (61)            (94)
  Payment of common stock dividend                           (50)         (1,173)
                                                     ------------------------------
Net cash provided (used) by financing
 activities                                               (5,093)          6,742
                                                     ------------------------------

Effect of Exchange Rate Changes on Cash                      (20)           (111)
                                                     ------------------------------

Net increase in cash                                      (2,643)         (2,649)
Cash, beginning of period                                  4,614           4,216
                                                     ------------------------------
Cash, end of period                                     $  1,971        $  1,567
                                                     ==============================

Supplemental cash flow disclosures:
  Interest paid                                         $  7,996        $  8,465
  Income taxes paid                                     $    865        $  3,784

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


(2)  NET INCOME PER COMMON SHARE:

Net income per Common Share is calculated by dividing net income available for Common Shares by the weighted average of Common Shares outstanding during the period.


(3)  INVENTORIES:

Inventories consist of the following:                                June 30,             December 31,
                                                                      1996                   1995
At lower of cost, using the first-in, first-out (FIFO)               -------              ------------
  cost method or market:
 Raw materials and supplies                                          $15,014                $18,367
 Work in process                                                      24,951                 32,549
 Finished goods                                                       26,626                 29,716
                                                                     -------                -------
   Total FIFO inventories                                             66,591                 80,632

 Difference between FIFO and LIFO cost
  of inventories                                                      (5,096)                (6,746)
                                                                     -------                -------
   Total LIFO inventories                                            $62,295                $73,886
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

(6)  1996 HOLDINGS RECAPITALIZATION

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

(7)  JUNE, 1996 RESTRUCTURING

On June 24, 1996, the Company announced a series of business decisions designed to improve operating trends and to focus on core businesses and markets. These decisions included:

(a) The discontinuance of the USL Trading Division and the German furniture branch.

(b) A downsizing of its salaried workforce by the elimination of approximately 55 salaried positions.

(c)  Accelerated disposition of certain inventories, primarily finished leather.

The Company recorded nonrecurring expenses of $9.4 million in the second quarter of 1996 to recognize the cost of the above initiatives. The nonrecurring charges included $6.6 million as an inventory reserve, which was included in cost of sales, $2.1 million of severance expense and $0.4 million for the closing of the German furniture branch, both of which were shown as restructuring expenses, and $0.3 million of amortization related to the write-off of goodwill. The Company expects, although there can be no assurance, that annual pretax savings resulting from these actions will exceed $4 million excluding the intangible benefits resulting from the refocusing of management.

                 Item 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
- ---------------------

The following table sets forth certain consolidated income statement data of the Company as a percentage of net sales for the periods indicated.

                                                                    Percentage of Net Sales
                                                     ------------------------------------------------------
                                                     Three Months Ended June 30,  Six Months Ended June 30,
                                                     ------------------------------------------------------
                                                     1996         1995            1996           1995
                                                     ----         ----            ----           ----
Net Sales                                             100.0%     100.0%           100.0%        100.0%
Cost of goods sold                                     95.9       85.5             90.8          85.0
                                                      -----      -----            -----         -----
Gross Profit                                            4.1       14.5              9.2          15.0
Selling, general & administrative                       7.6        6.7              7.7           6.3
Restructuring expense                                   3.1         -               1.5            -
Amortization of intangible assets                       1.5        0.8              1.4           0.8
                                                      -----      -----            -----         -----
Income from operations                                 (8.1)       7.0             (1.4)          7.9
Other (income) expense                                  0.2         -               0.1            -
Interest expense                                        5.3        4.9              5.4           4.6
                                                      -----      -----            -----         -----
Income (loss) before taxes
 and extraordinary item                               (13.6)       2.1             (6.9)          3.3
Income tax provision                                   (4.6)       1.1             (2.2)          1.5
                                                      -----      -----            -----         -----
Net income (loss) before
  extraordinary item                                   (9.0)       1.0             (4.7)          1.8
Extraordinary item, net of tax                           -          -                -            0.2
                                                      -----      -----            -----         -----
Net Income (Loss)                                      (9.0)%      1.0%            (4.7)%         2.0%
                                                      =====      =====            =====         =====


                  RESULTS OF OPERATIONS - THREE MONTH PERIOD
                              ENDED JUNE 30, 1996

The following table sets forth net sales and gross profit for each of the Company's operating divisions and gross profit as a percentage of net sales for the periods indicated.

                                        Three Months Ended
                   -------------------------------------------------------------
                         June 30, 1996                         June 30, 1995
                   -------------------------            ------------------------
                    Net                                  Net      Gross
                   Sales     Profit       %               Sales    Profit    %
                   -----     -------    ------          -----     -------   ----
Lackawanna         $29.8      $(1.8)     (6.0)%         $33.5     $ 3.6     10.7%
Pfister & Vogel     25.5        2.8      11.0            29.2       5.0     17.1
Gebhardt            18.0        1.6       8.9            19.8       4.1     20.7
A.R. Clarke          4.2        0.6      14.3             5.3       0.7     13.2
USL Trading          3.5        0.1       2.9             5.9       0.2      3.4
                   -----      -----      -----          -----     -----     ----
  Total            $81.0      $ 3.3       4.1%          $93.7     $13.6     14.5%

The previous table includes the recording of a $6.6 million nonrecurring inventory reserve in June, 1996. Excluding the nonrecurring inventory charge of $6.6 million, the table would be as follows:



                                         Three Months Ended
                        ---------------------------------------------------------
                              June 30, 1996                    June 30, 1995
                        ------------------------         ------------------------
                         Net     Gross                    Net     Gross
                        Sales    Profit      %           Sales    Profit      %
                        -----    ------    -----         -----    ------    -----
Lackawanna              $29.8      $2.3     7.7%         $33.5     $ 3.6      10.7%
Pfister & Vogel          25.5       4.4    17.3           29.2       5.0      17.1
Gebhardt                 18.0       2.5    13.9           19.8       4.1      20.7
A.R. Clarke               4.2       0.6    14.3            5.3       0.7      13.2
USL Trading               3.5       0.1     2.9            5.9       0.2       3.4
                        -----      ----    ----          -----     -----      ----
  Total                 $81.0      $9.9    12.2%         $93.7     $13.6      14.5%

NET SALES
- ---------

The Company had second quarter 1996 sales of $81.0 million which was flat to the average of the last three quarters. As compared to the same period in 1995, however, second quarter sales decreased by $12.7 million or 13.6%. Finished leather sales decreased from $81.4 million in the second quarter of 1995 to $71.9 million in the second quarter of 1996, a decrease of $9.5 million or 11.7%. This reduction was principally the result of a 9% reduction in the square footage of finished leather sales and lower selling prices. While the square footage of finished leather sold in the second quarter of 1996 was less than the same period last year, the square footage of finished leather sold in the second quarter of 1996 was flat as compared to the first quarter of 1996 and increased 1% and 5% as compared to the fourth quarter and third quarter of 1995, respectively. The lower selling prices were partially the result of lower hide costs in the second quarter of 1996 as compared to the second quarter of 1995. By-product and other sales decreased to $9.1 million in the second quarter of 1996 from $12.3 million in the second quarter of 1995, principally due to the discontinuance of the USL Trading Division as well as reduced by-product selling prices and volumes. Sales of finished leather accounted for 88.7% of the Company's net sales in the second quarter of 1996 as compared to 86.9% in the second quarter of 1995 due to the decline of USL Trading Division sales.

Lackawanna had a net sales decrease of $3.7 million, or 11.0%, to $29.8 million in the second quarter of 1996 as compared to $33.5 million in the second quarter of 1995, due to reduced finished leather sales. Finished leather sales decreased by $3.8 million, or 12.5%, to $26.7 million in the second quarter of 1996 as compared to the same period last year, as reduced sales to the U.S. furniture industry, principally in foreign resale products, and reduced sales to the European furniture industry were partially offset by increased finished leather sales to the automotive industry. The Company has announced that it is discontinuing the German furniture branch and, as a result, expects sales to the European market will continue at reduced levels going forward. Overall, the square footage of finished leather declined by 11%. Lackawanna's domestic backlog has increased recently and U.S. production levels are being adjusted upward accordingly in the third quarter.

Pfister & Vogel had a net sales decrease of $3.7 million, or 12.7%, to $25.5 million in the second quarter of 1996 as compared to $29.2 million in the second quarter of 1995. Finished leather sales decreased by $2.4 million in the second quarter of 1996 as compared to the same period last year, due to a 5% reduction in unit sales and lower average selling prices. The selling price decline is partially due to lower hide costs as compared to the same period last year. By-product sales declined by $1.3 million due to lower split selling prices and volumes.


Gebhardt had a net sales decrease of $1.8 million, or 9.1%, to $18.0 million, in the second quarter of 1996 as compared to $19.8 million in the second quarter of 1995, due principally to decreased sales of its finished splits products and its contract manufacturing services. Gebhardt's finished leather backlog has increased and production levels have been adjusted upward accordingly in the third quarter.

A.R. Clarke had net sales of $4.2 million during the second quarter of 1996 as compared to $5.3 million during the second quarter of 1995 reflecting weak demand in the Canadian footwear market.

The USL Trading division recorded net sales of $3.5 million in the second quarter of 1996, a decrease of $2.4 million versus the same over a year ago. The Company has discontinued this operation, and is finishing out the order backlog during the third quarter of 1996.

NONRECURRING EXPENSES INCURRED IN THE SECOND QUARTER OF 1996
- ------------------------------------------------------------

On June 24, 1996, the Company announced a series of business decisions resulting from an evaluation of the business that was initiated immediately after the April 9, 1996 change in control. These decisions were designed to improve operating trends and to focus on core businesses and markets. These decisions included:

 .    The discontinuation of the USL Trading Division, the German furniture branch and other miscellaneous noncore product segments, thereby refocusing management and capital on the Company's core finished leather business.

 .    The downsizing of its salaried workforce by eliminating approximately 55 salaried positions, thereby realigning its salaried workforce to recent volume levels as well as funding personnel additions designed to improve quality and product development.

 .    The accelerated disposition of certain inventories, primarily finished leather, thereby reducing working capital, storage and facility costs, accelerating the movement of product in declining product segments, colors or lines, minimizing future quality issues and focusing sales and operations on current and future customer and operating requirements.

 .    The closing of its corporate headquarters, thereby moving from leased to owned facilities.

The Company recorded nonrecurring expenses of $9.4 million in the second quarter of 1996 to recognize the cost of the above initiatives. The nonrecurring charges included $6.6 million as an inventory reserve, which was included in cost of sales, $2.1 million of severance expense and $0.4 million for the closing of the German furniture branch, both of which were shown as restructuring expenses, and $0.3 million of amortization related to the write-off of goodwill. The Company expects, although there can be no assurance, that annual pretax savings resulting from these actions will exceed $4 million excluding the intangible benefits resulting from the refocusing of management.

GROSS PROFIT
- ------------

While sales in the second quarter of 1996 dropped by 13.6% as compared to the same period last year, cost of sales, excluding the nonrecurring $6.6 million inventory reserve, declined by only 11.2%. As a result, excluding the inventory reserve, gross profit for the second quarter of 1996 was $9.9 million, a reduction of $3.7 million or 27.2% as compared to the same period last year. The decrease was principally the result of reduced square footage of finished leather sold, increased unit conversion costs and reduced selling prices, partially offset by reduced cattlehide prices. The reduced sales and production volumes contributed to the increased unit manufacturing costs. As a percentage of sales, excluding the nonrecurring inventory adjustment, gross profits dropped from 14.5% in the second quarter of 1995 to 12.2% in the second quarter of 1996. Including the nonrecurring inventory reserve, the Company had a gross profit of $3.3 million in the second quarter of 1996. The Company recorded a $0.8 million LIFO revaluation credit to operations in the second quarter of 1996 as compared to a $1.1 million LIFO revaluation credit during the same period last year.

While the average price of domestic hide purchase commitments made during the second quarter of 1996 was approximately 15% lower that the average price of such commitments made during the second quarter of 1995, hide prices did begin to trend upward during the second quarter of 1996 (as compared to downward trend during the second quarter of last year). The upward hide price trend has continued into the third quarter.

Excluding the nonrecurring inventory reserve of $4.1 million, Lackawanna's gross profits decreased by $1.3 million, or 36.1% in the second quarter of 1996 as compared to the second quarter of 1995 due to reduced sales volume, losses associated with the German branch and increased manufacturing costs, partially offset by reduced hide prices. As a percentage of sales, Lackawanna's gross profit margin declined from 10.7% in the second quarter of 1995 to 7.7% in the second quarter of 1996, when the nonrecurring inventory adjustment is excluded. Excluding the nonrecurring inventory reserve of $1.6 million, Pfister & Vogel's gross profit decreased by $0.6 million, or 12.0%, while its gross profit margin improved from 17.1% in the second quarter of 1995 to 17.3% in the second quarter of 1996. The decline in gross profit was primarily the result of lower finished leather sales prices and unit shipments. Excluding the nonrecurring inventory reserve of $0.9 million, Gebhardt's gross profit decreased from $4.1 million in the second quarter of 1995 to $2.5 million in the second quarter of 1996, a decrease of 39.0%. This decrease was partially the result of lower sales and higher unit manufacturing costs. Gebhardt's gross profit margin decreased from 20.7% in the second quarter of 1995 to 13.9% in the second quarter of 1996. A.R. Clarke contributed $0.6 million to the second quarter 1996 United States Leather gross profits on slightly lower gross profit margin.

The increased unit manufacturing costs at the various United States Leather, Inc. divisions in the second quarter of 1996 as compared to the same period last year were, in part, the result of the reduction in the square footage of finished leather produced. These increased unit manufacturing costs were partially addressed by the reduction in salaried positions. The Company is increasing weekly production rates in the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling, general and administrative expenses were $6.2 million in the second quarter of 1996 as compared to $6.3 million in the second quarter of 1995, a decrease of $0.1 million or 1.7%. The decrease was primarily the result of reduced compensation and sales commission expenses, partially offset by a $0.5 million increase in bad debt expense principally related to two specific USL Trading Division customers. The Company has announced the discontinuation of the USL Trading Division.

RESTRUCTURING EXPENSE
- ---------------------

The Company incurred nonrecurring restructuring expenses of $2.5 million in the second quarter of 1996 comprised of $2.1 million severance expense associated with the elimination of approximately 55 salaried positions and $0.4 million resulting from the closing of the German furniture branch.

AMORTIZATION OF INTANGIBLE ASSETS
- ---------------------------------

Amortization of intangible assets in the second quarter of 1996 was $1.2 million as compared to $0.8 million in the second quarter of 1995. The increase was principally due to the write-off of $0.3 million of goodwill that the Company determined had no continuing value.

INTEREST EXPENSE
- ----------------

Interest expense during the second quarter of 1996 was $4.3 million as compared to $4.5 million in the second quarter of 1995, a decrease of $0.2 million. The decrease was principally due to reduced average borrowings resulting from working capital reductions, primarily reduced inventory levels.

OTHER (INCOME) EXPENSE
- ----------------------

The Company incurred $0.2 million of fees associated with the April 9, 1996 change in control.

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES
- -----------------------------------------------

The Company had a loss before taxes and extraordinary gain of $11.0 million in the second quarter of 1996 as compared to income of $2.0 million in the second quarter of 1995, a reduction of $13.0 million. This decrease was principally the result of the recording of nonrecurring expenses of $9.4 million as well as lower sales volume and lower gross profits. Excluding the nonrecurring expenses, the Company had a loss before taxes and extraordinary gain of $1.6 million in the second quarter of 1996.

INCOME TAX PROVISION (CREDIT)
- -----------------------------

The Company's tax credit was $3.7 million for the second quarter of 1996 as compared to a $1.0 million provision for the second quarter of 1995, a reduction of $4.7 million. After adjusting income before provision for income taxes for nondeductible amortization of goodwill, the effective tax rate was 38% in 1996 as compared to 37% in 1995.

NET INCOME
- ----------

The Company had a net loss of $7.3 million in the second quarter of 1996 as compared to net income of $1.0 million during the second quarter of 1995. The nonrecurring expenses reduced net income by $5.8 million; the remainder of the decrease was principally the result of reduced sales and reduced gross profits.

                   RESULTS OF OPERATIONS - SIX MONTH PERIOD
                              ENDED JUNE 30, 1996

The following table sets forth net sales and gross profit, and gross profit as a percentage of net sales, for each of the Company's operating divisions for the periods indicated.



                                 Six Months Ended
                   --------------------------------------------
                       June 30, 1996           June 30, 1995
                   ---------------------   --------------------
                    Net    Gross            Net    Gross
                   Sales   Profit    %     Sales   Profit   %
                   ------  ------  -----   ------  ------  ----
Lackawanna         $ 62.6   $ 2.7   4.3%   $ 76.5   $ 9.8  12.8%
Pfister & Vogel      48.3     6.6  13.7      59.8    10.4  17.4
Gebhardt             33.7     3.8  11.3      40.1     7.8  19.5
A.R. Clarke           8.5     1.2  14.1       9.6     1.3  13.5
USL Trading           7.0     0.4   5.7      11.5     0.3   2.6
                   ------   -----  ----    ------   -----  ----
  Total            $160.1   $14.7   9.2%   $197.5   $29.6  15.0%

The above table includes the recording of a $6.6 million nonrecurring inventory reserve in June, 1996. Excluding the nonrecurring inventory charge of $6.6 million, the table would be as follows:



                                    Six Months Ended
                   --------------------------------------------------
                       June 30, 1996                June 30, 1995
                   ----------------------        --------------------
                    Net    Gross                  Net    Gross
                   Sales   Profit    %           Sales   Profit   %
                   ------  ------  ------        ------  ------  ----
Lackawanna         $ 62.6   $ 6.8   10.9%        $ 76.5   $ 9.8  12.8%
Pfister & Vogel      48.3     8.2   17.0           59.8    10.4  17.4
Gebhardt             33.7     4.7   13.9           40.1     7.8  19.5
A.R. Clarke           8.5     1.2   14.1            9.6     1.3  13.5
USL Trading           7.0     0.4    5.7           11.5     0.3   2.6
                   ------   -----   ----         ------   -----  ----
  Total            $160.1   $21.3   13.3%        $197.5   $29.6  15.0%


NET SALES
- ---------

The Company had first half 1996 sales of $160.1 million as compared to $197.5 million in the first half of 1995, a decrease of $37.4 million or $18.9%. Finished leather sales decreased from $173.1 million in the first six months of 1995 to $143.6 million in the first six months of 1996, a decrease of $29.5 million or 17.0%. The decrease in finished leather sold was principally the result of a 14% decrease in square footage of finished leather sold, as well as lower average selling prices. The selling price decline is partially due to reduced hide costs in the first half of 1996 as compared to the first half of 1995. The overall square footage of finished leathers sold declined 14% as compared to the first half of 1995 but increased 3% as compared to the second half of 1995. By-product and other sales decreased to $16.5 million in the first half of 1996 from $24.3 million in the first half of 1995, principally due to reduced sales at the USL Trading Division (a discontinued operation) as well as reduced by-product selling prices and volumes. Sales of finished leather accounted for 89.7% of the Company's net sales in the first half of 1996 as compared to 87.7% in the first half of 1995.

Lackawanna had a net sales decrease of $13.9 million, or 18.2%, to $62.6 million in the first half of 1996 as compared to $76.5 million in the first half of 1995. The decrease was principally the result of lower domestic and imported furniture leather sales, partially offset by increased automotive leather sales. Finished leather sales decreased $13.4 million, or 18.8%, to $57.6 million in the first six months of 1996 as compared to the same period last year, principally as a result of decreased finished leather sales to the U.S. furniture industry and to the European furniture industry. The Company has announced the discontinuation of the German furniture branch. Overall, the square footage of finished leather sold decreased by 18%.

Pfister & Vogel had first half 1996 sales of $48.3 million as compared to $59.8 million in the first half of 1995, a decrease of $11.5 million, or 19.2%. Overall, finished leather sales declined by $8.4 million, or 15.4%, to $46.3 million in the first half of 1996 as compared to the same period last year, due primarily to a 10% decrease in square footage sold, as well as lower selling prices. The lower selling prices are partially the result of reduced hide prices. Management believes that the sales decline was principally the result of continued sluggishness at retail, as well as excess inventories at some of its customers, particularly early in the year. By-product sales were $3.0 million below a year ago due to lower split selling prices and volumes.

Gebhardt had a net sales decrease of $6.4 million, or 16.0%, from $40.1 million in the first half of 1995 to $33.7 million in the first half of 1996. The sales decrease was primarily due to an 11% reduction in square footage, but also results from lower selling prices, especially in its finished split business segment, as well as reduced demand for its contract manufacturing services.

A.R. Clarke had net sales of $8.5 million in the first six months of 1996 as compared to $9.6 million during the first half of 1995, a decrease of $1.1 million, or 11.5%, reflecting continued weak demand in the Canadian footwear market (note: A.R. Clarke was acquired as of January 30, 1995).

The USL Trading Division recorded net sales of $6.9 million in the first half of 1996, a decrease of $4.6 million versus the same period a year ago. The Company has discontinued this operation and is completing its backlog commitments.

GROSS PROFIT
- ------------

Excluding the $6.6 million inventory reserve, gross profit in the first six months of 1996 was $21.3 million as compared to $29.6 million in the first six months of 1995, a decrease of $8.3 million, or 28.0%. The decrease was principally the result of an 14% reduction in the square footage of finished leather sold, increased unit conversion costs and reduced selling prices, partially offset by reduced cattlehide prices. The reduced sales and production volumes contributed to the increased unit conversion costs. Average selling prices declined, partially due to reduced hide prices and partially due to weaker demand and competitive market pressures. As a percentage of sales, excluding the nonrecurring inventory adjustment, gross profits dropped from 15.0% in the first half of 1995 to 13.3% in the first half of 1996. Including the nonrecurring inventory reserve, the Company had a gross profit of $14.7 million in the first half of 1996. The Company recorded a $1.7 million LIFO revaluation credit to operations in the first half of 1996 as compared to a $0.5 million LIFO revaluation credit during the same period last year. While the average price of domestic hide purchase commitments made during the first half of 1996 was approximately 20% lower than the average price of these commitments made during the first half of 1995, hide prices did start to trend up towards the end of the first half of 1996. The upward price trend has continued into the third quarter of 1996.

Excluding the nonrecurring inventory reserve of $4.1 million, Lackawanna's gross profit decreased by $3.0 million, or 30.6%, in the first half of 1996 as compared to the first half of 1995. The decrease reflects lower sales volumes, losses associated with the German branch and higher unit conversion costs, partially offset by reduced hide prices. Excluding the inventory reserve, Lackawanna's gross profit margin declined from 12.8% in the first six months of 1995 to 10.9% in the first six months of 1996. Excluding the nonrecurring inventory reserve of $1.6 million, Pfister & Vogel's gross profit decreased by $2.2 million, or 21.2%, and its gross margin decreased from 17.4% of net sales in the first six months of 1995 to 17.0% of net sales in the first six months of 1996. This decline at Pfister & Vogel was principally the result of the 10% drop in the square footage of finished leather sold, reduced selling prices and higher unit conversion costs, partially offset by lower hide prices. Excluding the nonrecurring inventory reserve of $0.9 million, Gebhardt's gross profit decreased by $3.1 million during the first six months of 1996 as compared to the same period last year, and its gross margin decreased from 19.5% in the first six months of 1995 to 13.9% in the first six months of 1996. The decline was principally due to an 11% decline in square footage of finished leather sold and increased unit conversion costs. A.R. Clarke contributed $1.2 million to the first half of 1996 United States Leather gross profits as compared to $1.3 million last year due to reduced sales as gross margins increased from 13.5% last year to 14.1% in the first half of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
- --------------------------------------------

Selling, general and administrative expenses were $12.3 million in the first six months of 1996 as compared to $12.4 million in the first six months of 1995, a decrease of $0.1 million. The decrease was principally the result of reduced compensation, sales commissions and general cost controls, partially offset by increased bad debt expense. The increased bad debt expense is principally related to two specific USL Trading Division customers. The Company has announced the discontinuation of the USL Trading Division.

INTEREST (LOSS) EXPENSE
- -----------------------

Interest expense in the first half of 1996 was $8.6 million as compared to $9.0 million in the first half of 1995, an decrease of $0.4 million. The decrease was principally the result of reduced average borrowings driven by reductions in inventory levels.

INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY ITEM
- -------------------------------------------------

The Company had a loss before taxes and extraordinary item of $11.0 million in the first six months of 1996, as compared to income of $6.6 million in the first six months of 1995, a decrease of $17.6 million. This decrease was principally the result of the recording of one-time expenses of $9.4 million as well as lower sales volume and lower gross profits.

INCOME TAX PROVISION (CREDIT)
- -----------------------------

The Company's tax credit was $3.4 million for the first half of 1996 as compared to a provision of $3.1 million for the first half of 1995, a decrease of $6.5 million. After adjusting income before provision for income taxes for non-deductible amortization of goodwill, the effective tax rate was 38% during the first half of 1996 and 1995, respectively.

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
- -------------------------------------------

Due to the factors described above, the Company had net loss before extraordinary gain of $7.6 million in the first six months of 1996 as compared to $3.5 million of net income in the first months of 1995.

EXTRAORDINARY GAIN
- ------------------

The Company had an extraordinary gain of $0.4 million in the first six months of 1995 related to the repurchase of its 10.25% senior notes due 2003 having a face value of $4.0 million.

NET INCOME (LOSS)
- -----------------

The Company had a net loss of $7.6 million in the first half of 1996 as compared to net income of $3.9 million in the first half of 1995, a decrease of $11.5 million. The nonrecurring expenses reduced net income by $5.8 million; the remainder of the decrease was principally the result of reduced sales and gross profits.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the first six months of 1996 and the first six months of 1995, the Company's operations generated earnings before interest, taxes, depreciation and amortization of $3.5 million ($12.6 million excluding the nonrecurring expenses) and $20.4 million, respectively, and its interest expense was $8.6 million and $9.0 million, respectively.

Net cash provided by operations was $5.9 million during the first six months of 1996 as compared to $0.5 million during the same period in 1995. The increase in net cash provided by operations of $5.4 million was, among other factors, principally the result of a decrease in inventory during the first six months of 1996 as compared to a modest inventory increase during 1995.

Capital expenditures totaled $3.0 million in the first six months of 1996, a decrease of $1.9 million as compared to the same period in 1995. This difference is primarily attributable to timing of purchases of production equipment during the first six months of 1996.

The Company repurchased Senior Notes with a face value of $4.0 million during the first quarter of 1995, resulting in an extraordinary gain of approximately $0.4 million, net of tax. The Company may repurchase additional Senior Notes through privately negotiated open market purchases, to the extent it deems it advantageous to do so.

On January 30, 1995, the Company purchased substantially all of the non-cash assets of A.R. Clarke & Co., Limited of Toronto, Canada for approximately $4.9 million in cash, plus the assumption of certain liabilities approximating $0.8 million. This acquisition was accounted for under the purchase method of accounting. A preliminary allocation of the purchase price indicated that there was not a material amount of goodwill arising out of the acquisition. The purchase was financed through borrowings under the Revolving Credit Facility, which was amended and restated in the first quarter of 1995 to accommodate the acquisition.

In accordance with the Debenture Exchange Agreement between Holdings and the holders of the Holdings Debentures, the Company made no payments of cash dividends on its common stock during the first half of 1996, other than for reimbursement of fifty thousand dollars of expenses as permitted under the Revolving Credit Agreement, compared to $1.2 million paid during the same period in 1995. Since the Debentures and the related Debenture Exchange Agreement were extinguished on April 9, 1996, and as a result of the 1996 Holdings recapitalization, the Company has no obligation to pay further dividends on its common stock.

At June 30, 1996, the Company's outstanding indebtedness was $154.2 million, comprised primarily of $130 million principal amount of Senior Notes and borrowings under the Revolving Credit Facility. The notes mature in July, 2003, at which time $130 million becomes due. The Revolving Credit Facility is a $65 million facility maturing in 1997. At June 30, 1996, the Company had approximately $39.9 million available under the Revolving Credit Facility, after deducting outstanding borrowings and letters of credit issued thereunder.

Effective June 28, 1996, the Revolving Credit Facility waived the need for the Company to be in compliance with the following financial covenants for the fiscal quarter ending June 30, 1996: the interest expense coverage ratio, the fixed charge coverage ratio, the minimum consolidated net worth, and the maximum leverage ratio. Without this waiver, the Company would have been in violation of these covenants. As a result of this waiver, the Company is in compliance with the Revolving Credit Facility as of June 30, 1996 although it is highly likely that additional modifications will be required going forward. The Company is currently in discussions with the bank group relative to additional modifications to the Revolving Credit Facility. Although no assurance can be given, the Company believes it will be able to obtain the necessary modifications if it is required to do so. The Company believes that its cash flow provided from operations and borrowings available under the Revolving Credit Facility will be sufficient to meet its working capital needs, anticipated capital expenditures and acquisitions, and debt service requirements over the next twelve months.

1996 HOLDINGS RECAPITALIZATION
- ------------------------------

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

OTHER MATTERS
- -------------

A new 42 month Labor Agreement was negotiated covering approximately 420 Pfister & Vogel employees, effective May 19, 1996, with an expiration of November 15, 1999. The Agreement does have an economic reopener for wages and benefits only in November, 1996.

Certain statements in the Company's Management Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking information. The Company's forward-looking statements are predominantly based on its interpretation of what it considers key variables impacting those statements. These forward-looking statements include, but may not be limited to, hide pricing, backlogs, production rates and expected savings from the Company's restructuring. The Company cautions investors that any forward-looking statements by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements due to a variety of factors.

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 6 - Exhibits and Reports on Form 8-K
- ------   --------------------------------

 (a) Exhibits:
     ---------

     4.11 Waiver to the Second Amended and Restated Security Agreement, dated as of June 28, 1996, between the Company, The First National Bank of Chicago and the other financial institutions party thereto.


 (b) Reports on Form 8-K:  NONE
     --------------------------



                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       United States Leather, Inc.
                            -------------------------------------------------
                            (Registrant)



Date:  August 12, 1996        / s /  Robert A. Hale
                            -------------------------------------------------
                            Robert A. Hale
                            Chief Financial Officer
                            (Signing on behalf of the Registrant
                             and as Chief Financial Officer)