Form 10-Q
period 1996-09-30
UNITED STATES LEATHER INC /WI/
filed 1996-11-14
CIK 906613

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                              September 30, 1996
                              ------------------

                                      or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: _______ to _______

                       Commission file number:  33-64142

                        United States Leather, Inc.
          -----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Wisconsin                                           13-3503310
     --------------------------                            -------------------
     (State or other jurisdiction                          I.R.S. Employer
          of incorporation)                                Identification No.)

     1110 N. Old World Third Street, #400, Milwaukee, WI             53203
     ---------------------------------------------------         ------------
     (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code:    (414) 765-1040
                                                          --------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                  No
                            -----                   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares Outstanding
             Class                               at September 30, 1996
          --------------                         ---------------------
          Common Stock,                                  100
          $.01 par value

     As of September 30, 1996, there was no public market for the Company's common stock.

                          UNITED STATES LEATHER, INC.
                          ---------------------------

                                     INDEX
                                     -----

                                                                             PAGE
                                                                            NUMBER
                                                                            ------

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)
          Consolidated Condensed Statements of Operations..................... 3

          Consolidated Condensed Balance Sheets............................... 4

          Consolidated Condensed Statements of Cash Flows..................... 5

          Notes to Consolidated Condensed Financial Statements................ 6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................... 9

PART II - OTHER INFORMATION AND SIGNATURES

Item 6    Exhibits and Reports on Form 8-K....................................19

          Signatures..........................................................19


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

ITEM I - Financial Statements
-----------------------------


                 UNITED STATES LEATHER, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
            (Amounts in Thousands, Except Share and Per Share Data)

                                                            3 Months Ended Sept 30,       9 Months Ended Sept 30,
                                                            -----------------------       -----------------------
                                                               1996          1995             1996         1995
                                                             --------       -------        ---------    ---------
Net sales                                                   $  75,325       $78,635        $ 235,407    $ 276,113
Cost of sales                                                  68,370        67,842          213,791      235,714
                                                            -----------------------------------------------------
Gross profit                                                    6,955        10,793           21,616       40,399
Selling, general and administrative expenses                    5,702         5,758           17,967       18,159
Restructuring expenses                                              -             -            2,468            -
Amortization of intangible assets                                 925         1,010            3,085        2,598
                                                            -----------------------------------------------------
Income (loss) from operations                                     328         4,025           (1,904)      19,642
Interest expense                                                4,177         4,605           12,790       13,614
Other (income) expense                                              -             -              159            -
                                                            -----------------------------------------------------
Income (loss) before taxes and extraordinary item              (3,849)         (580)         (14,853)       6,028
Income tax provision (credit)                                  (1,147)           52           (4,553)       3,142
                                                            -----------------------------------------------------
Net income (loss) before extraordinary item                    (2,702)         (632)         (10,300)       2,886
Extraordinary item, net of tax                                      -             -                -          417
                                                            -----------------------------------------------------
Net income (loss)                                           $  (2,702)      $  (632)       $ (10,300)   $   3,303
                                                            =====================================================
Per Common Share Data:
Net income (loss) before extraordinary item                 $ (27,020)      $(6,320)       $(103,000)   $  28,860

Extraordinary item                                                  -             -               -         4,170
                                                            -----------------------------------------------------
Net income (loss) per Common Share                          $ (27,020)      $(6,320)       $(103,000)   $  33,030
                                                            =====================================================

Weighted average Common Shares outstanding                        100           100             100           100
                                                            =====================================================


                 UNITED STATES LEATHER, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
            (Amounts in Thousands, Except Share and Per Share Data)

                                                     As of             As of
                   ASSETS                        September 30,      December 31,
                   ------                            1996              1995
                                                 -------------      ------------
Current Assets:
    Cash                                         $       3,157      $      4,614
    Accounts receivable, less                           45,648            44,603
     allowances of $5,212 and $3,924
    Inventories                                         57,984            73,886
    Prepaid expenses and other                           1,313             1,441
    Refundable income tax                                  987               572
                                                 -------------------------------
        Total current assets                           109,089           125,116
    Property, plant and equipment, net                  47,007            48,124
    Goodwill, net of amortization of                   102,163           104,868
     $24,440 and $22,115
    Other                                                7,413             7,886
                                                 -------------------------------
        Total assets                             $     265,672      $    285,994
                                                 ===============================

    LIABILITIES AND STOCKHOLDER'S EQUITY
    ------------------------------------

Current Liabilities:
    Current maturities of long-term debt         $         211      $        175
    Revolving credit facility                           21,456            26,610
    Payable to bank                                      5,009             5,025
    Accounts payable                                    11,375            10,367
    Accrued liabilities                                 11,903            13,003
    Income taxes payable                                     -               312
    Deferred income taxes                                4,699             4,699
                                                 -------------------------------
        Total current liabilities                       54,653            60,191

Long-term debt, less current maturities                130,091           130,145
Deferred income taxes                                    3,914             7,423
Other long-term liabilities                              6,119             6,970

Stockholder's Equity:
    Preferred Stock, $.01 par value -
     5,000,000 shares authorized,
     no shares issued                                        -                 -
    Common Shares:
        Common Stock, voting, $.01 par
         value - 35,000,000 shares
         authorized, 100 shares issued                       1                 1
    Additional paid-in-capital                          92,344            92,344
    Cumulative translation adjustment                     (213)             (192)
    Accumulated deficit                                (21,237)          (10,888)
                                                 -------------------------------
Total stockholder's equity                              70,895            81,265
                                                 -------------------------------
Total liabilities and stockholder's equity       $     265,672      $    285,994
                                                 ===============================

              UNITED STATES LEATHER, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        (Amounts in Thousands, Except Share and Per Share Data)
                              (Unaudited)

                                             For the nine months ended
                                                   September 30
                                           ----------------------------
                                               1996             1995
                                           -----------      -----------
Cash Flows from Operating Activities:
  Net (loss) income                        $   (10,300)     $     3,303
  Adjustments to reconcile net income
   to net cash provided
   by operating activities:
     Depreciation and amortization               8,617            7,356
     Extraordinary item                              -             (417)
     Noncash interest expense                      857            1,097
     Deferred income taxes                      (3,509)               -
     Change in assets and liabilities,
      net of effect of acquisition:
       Accounts receivable                      (1,045)          (1,446)
       Inventories                              15,902           (4,790)
       Prepaid expenses and other                  135            1,151
       Accounts payable                          1,008           (2,394)
       Accrued liabilities                      (1,100)          (3,221)
       Income taxes payable/receivable            (727)            (547)
       Other long-term liabilities                (851)          (2,951)
                                        -------------------------------
Net cash provided by (used in)
 operating activities                            8,987           (2,859)
                                        -------------------------------

Cash Flows from Investing Activities
  Capital expenditures                          (4,431)          (6,518)
  Acquisition of A.R. Clarke & Co.,
   Limited                                           -           (4,914)
  Purchase of software license                    (679)            (615)
                                        -------------------------------
Net cash used in investing activities           (5,110)         (12,047)
                                        -------------------------------

Cash Flows from Financing Activities:
  Payments of revolving credit facility        (65,750)         (77,814)
  Borrowings under revolving credit
   facility                                     60,596           96,484
  Net change in payable to bank                    (16)          (1,141)
  Purchase of senior notes                           -           (3,280)
  Payment of long-term debt                        (94)            (135)
  Payment of common stock dividend                 (50)          (1,173)
                                        -------------------------------
Net cash provided (used) by financing
 activities                                     (5,314)          12,941
                                        -------------------------------
Effect of Exchange Rate Changes on Cash            (20)            (246)
                                        -------------------------------
Net increase in cash                            (1,457)          (2,211)
Cash, beginning of period                        4,614            4,216
                                        -------------------------------
Cash, end of period                        $     3,157      $     2,005
                                        ===============================
Supplemental cash flow disclosures:
  Interest paid                            $    15,429      $    15,947
  Income taxes paid (refunded)             $      (188)     $     4,931


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

(3)  Inventories:

Inventories consist of the following:

                                                          September 30,   December 31,
                                                              1996            1995
                                                          -------------   ------------
At lower of cost, using the first-in, first-out (FIFO)
   cost method or market:
  Raw materials and supplies                                   $ 11,764       $ 18,367
  Work in process                                                28,845         32,549
  Finished goods                                                 23,471         29,716
                                                               --------       --------
      Total FIFO inventories                                     64,080         80,632

 Difference between FIFO and LIFO cost
   of inventories                                                (6,096)        (6,746)
                                                               --------       --------
      Total LIFO inventories                                   $ 57,984       $ 73,886
                                                               ========       ========

                 UNITED STATES LEATHER, INC. AND SUBSIDIARIES

                (In thousands, except share and per share data)

                                  (Unaudited)


(4)  Repurchase of Senior Notes

The Company repurchased Senior Notes with a face value of $4.0 million during the first quarter of 1995, resulting in an extraordinary gain of approximately $0.4 million, net of tax. The Company may repurchase additional Senior Notes through privately negotiated open market purchases, to the extent it deems it advantageous to do so. The Company intends to explore such repurchases over the next six to eighteen months.

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

(b) A downsizing of it salaried workforce by the elimination of approximately 55 salaried positions.

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

(8)  New Revolving Credit Agreement

On November 1, 1996, the Company entered into a new five year, $80 million, asset-based revolving credit facility. The new facility is secured by essentially all of the assets of the Company with the exception of real property. The Company's borrowing base is calculated on a percentage of eligible receivables and inventory. In addition, the Company is permitted an overadvance of $15 million in the first year and $10 million thereafter. Pricing in the first year is LIBOR plus 2.00% or prime plus 0.25%. The agreement includes financial covenants for FIFO EBITDA to Cash Interest Expense, minimum FIFO EBITDA and a tangible FIFO asset to total debt ratio. The agreement also includes restrictions related to capital expenditures and indebtedness among other restrictions. The Company is permitted to repurchase its public notes under the agreement as long as it has $15 million of excess availability and does not repurchase more than $30 million in the first six months of the agreement.

As of September 30, 1996, on a pro-forma basis, the Company would have had a borrowing base under the new asset-based credit facility of approximately $78 million, including the overadvance, and excess availability of approximately $50 million.

                 Item 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations
---------------------

The following table sets forth certain consolidated income statement data of United States Leather, Inc. (the "Company" or "USL") as a percentage of net sales for the periods indicated.


                                                        Percentage of Net Sales
                                     -------------------------------------------------------------
                                     Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                                     ----------------------------      ---------------------------
                                          1996         1995                 1996         1995
                                        --------     --------             --------     --------
Net Sales                                  100.0%       100.0%               100.0%       100.0%
Cost of goods sold                          90.8         86.3                 90.8         85.4
                                        --------     --------             --------     --------
Gross Profit                                 9.2         13.7                  9.2         14.6
Selling, general & administrative            7.6          7.3                  7.6          6.6
Restructuring expense                          -            -                  1.0            -
Amortization of intangible assets            1.2          1.3                  1.4          0.9
                                        --------     --------             --------     --------
Income (loss) from operations                0.4          5.1                 (0.8)         7.1
Other (income) expense                         -            -                  0.1            -
Interest expense                             5.5          5.8                  5.4          4.9
                                        --------     --------             --------     --------
Income (loss) before taxes
 and extraordinary item                     (5.1)        (0.7)                (6.3)         2.2
Income tax provision                        (1.5)         0.1                 (1.9)         1.2
                                        --------     --------             --------     --------
Net income (loss) before
  extraordinary item                        (3.6)        (0.8)                (4.4)         1.0
Extraordinary item, net of tax                 -            -                    -          0.2
                                        --------     --------             --------     --------
Net Income (Loss)                           (3.6)%       (0.8)%               (4.4)%        1.2%
                                        ========     ========             ========     ========

Management Reorganization

On October 2, 1996, the Company announced the elimination of product-line 'presidents' and the corresponding realignment of executive responsibilities along functional areas within the organization. This change completed the Company's transition from a subsidiary-style organization to a single Company with multiple product lines. The new organization is designed to increase efficiency in the delivery of properly targeted, high-quality products and customer service.

Prior to the announcement, USL had divisions, or companies within a company. The organizational change eliminates these "companies" and allows key executives to manage across former "company" lines to share their expertise in all areas of the business.

While USL will operate as one company, it will continue to make and sell its existing and future products under current brand names which include Lackawanna Leather, Pfister & Vogel, A.L. Gebhardt, Caldwell-Moser, A.R. Clarke and USL Automotive Leather. Consistent with this organizational change, effective with the third quarter 10-Q, the Company has discontinued reporting sales and gross profits by division or by "companies within a company."

                  RESULTS OF OPERATIONS - THREE MONTH PERIOD
                           ENDED SEPTEMBER 30, 1996

The following table sets forth net sales, gross profit and gross profit as a percentage of sales for the Company segregated between continuing and discontinued operations. The Company has previously announced that it was discontinuing the USL Trading Division and the German furniture branch. To date, the Company has completed all open orders related to the USL Trading Division. The Company has dramatically curtailed operations at the German furniture branch and expects to finalize the closure during the fourth quarter.


                                            Three Months Ended
                           ----------------------------------------------------
                              September 30, 1996          September 30, 1995
                           ------------------------    ------------------------
                            Net      Gross              Net     Gross
                           Sales    Profit      %      Sales    Profit      %
                           -----    ------    -----    -----    ------    -----
Continuing Operations      $74.5    $  7.5     10.1%   $73.6    $ 10.7     14.5%
Discontinued Operations      0.8      (0.5)   (62.5)     5.0       0.1      2.0
                           -----    ------    -----    -----    ------    -----
  Total                    $75.3    $  7.0      9.2%   $78.6    $ 10.8     13.7%

Net Sales
---------

Sales from continuing operations for the third quarter of 1996 were $74.5 million, an increase of $0.9 million, or 1.2%, as compared to the third quarter of 1995 and consistent with the sales from continuing operations for the previous four quarters which have averaged $74.2 million over this timespan. Finished leather sales from continuing operations for the third quarter of 1996 were $67.6 million as compared to $69.4 million during the third quarter of 1995, a decrease of $1.8 million or 3.0%. This reduction was the result of reduced selling prices, partially offset by a 2% increase in finished leather units. The lower selling prices were the result of lower hide costs in the first half of 1996 as compared to hide costs in the first half of 1995. The Company's sales of inventory reserved in the second quarter of 1996 also contributed to the lower selling prices. Increased unit sales to the automotive leather market as well as the footwear/personal leather goods market were partially offset by lower unit sales to the furniture leather market, especially the foreign resale segment. Domestic furniture leather demand did strengthen during the third quarter of 1996, although manufacturing process issues limited the ability of the Company to capitalize on this increased demand. By-product and other sales from continuing operations increased from $4.3 million in the third quarter of 1995 to $7.0 million in the third quarter of 1996 due to increased wet blue sales and fewer splits being used internally. Sales of finished leather accounted for 90.2% of the Company's net sales in the third quarter of 1996 as compared to 94.2% in the third quarter of 1995.


Gross Profit
------------

Gross profit for continuing operations for the third quarter of 1996 was $7.5 million, a reduction of $3.2 million or 29.9% as compared to the same period last year. The Company recorded a $1.0 million LIFO revaluation charge to operations in the third quarter of 1996 as compared to a $2.5 million LIFO revaluation credit during the same period last year. This variance of $3.5 million was principally the result of increasing hide costs during the third quarter of 1996 as compared to decreasing hide costs during the third quarter of 1995. The average price of domestic hide purchase commitments made during the third quarter of 1996 was approximately 19% higher than the average price of such commitments made during the third quarter of 1995. The upward hide price trend has continued into the fourth quarter and will put margin pressure on fourth quarter results. Gross profits were also adversely impacted by lower selling prices, manufacturing process issues, automotive cutting startup costs and nonrecurring expenses associated with environmental accruals. Gross profits were favorably impacted by the second quarter reductions-in-force and lower hide prices on those hides purchased in the first half of the year. As a percentage of sales, gross profits for continuing operations dropped from 14.5% in the third quarter of 1995 to 10.1% in the third quarter of 1995.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses were $5.7 million in the third quarter of 1996 as compared to $5.8 million in the third quarter of 1995, a decrease of $0.1 million or 1.7%. The decrease was primarily the result of reduced compensation expenses, partially offset by higher outside consulting costs.


Amortization of Intangible Assets
---------------------------------

Amortization of intangible assets in the third quarter of 1996 was $0.9 million as compared to $1.0 million in the third quarter of 1995.


Interest Expense
----------------

Interest expense during the third quarter of 1996 was $4.2 million as compared to $4.6 million in the third quarter of 1995, a decrease of $0.4 million. The decrease was principally due to reduced average borrowings in the Company's revolving credit facility resulting from working capital reductions, primarily reduced inventory levels, and the completion of the amortization of fees associated with the original placement of this facility.


Income (Loss) Before Provision for Income Taxes
-----------------------------------------------

The Company had a loss before taxes and extraordinary gain of $3.8 million in the third quarter of 1996 as compared to a loss of $0.6 million in the third quarter of 1995, a reduction of $3.2 million. This decrease was principally the result of a $1.0 million LIFO revaluation charge to operations in the third quarter of 1996, which was driven by increasing hide prices, compared to a $2.5 million LIFO revaluation credit in the third quarter of 1995 which reflected decreasing hide prices.


Income Tax Provision (Credit)
-----------------------------

The Company's tax credit was $1.1 million for the third quarter of 1996 as compared to a $0.1 million provision for the third quarter of 1995, a reduction of $1.2 million. After adjusting income before provision for income taxes for nondeductible amortization of goodwill, the effective tax rate was 38% in 1996 as compared to 37% in 1995.

Net Income
----------

Due to the factors listed above, the Company had a net loss of $2.7 million in the third quarter of 1996 as compared to net loss of $0.6 million during the third quarter of 1995.



                   RESULTS OF OPERATIONS - NINE MONTH PERIOD
                           ENDED SEPTEMBER 30, 1996

The following table sets forth net sales, gross profit, and gross profit as a percentage of net sales, for the Company segregated between continuing and discontinued operations. The Company has previously announced that it was discontinuing the USL Trading Division and the German furniture branch. To date, the Company has completed all open orders related to the USL Trading Division. The Company has dramatically curtailed operations at the German furniture branch and expects to finalize the closure during the fourth quarter.



                                               Nine Months Ended
                           ---------------------------------------------------------
                                 September 30, 1996           September 30, 1995
                           ----------------------------  ---------------------------
                            Net       Gross               Net      Gross
                           Sales     Profit       %      Sales    Profit       %
                           ------  ----------  --------  ------  ---------  --------
Continuing Operations      $224.4      $22.4      10.0%  $254.8      $39.8     15.6%
Discontinued Operations      11.8       (0.8)     (8.0)    21.3        0.6      2.8
                           ------      -----      ----   ------      -----     ----
  Total                    $235.4      $21.6       9.2%  $276.1      $40.4     14.6%

The above table includes the recording of a $6.6 million nonrecurring inventory reserve in June, 1996. Excluding the nonrecurring inventory charge of $6.6 million, the table would be as follows:



                                               Nine Months Ended
                           ---------------------------------------------------------
                                 September 30, 1996           September 30, 1995
                           ----------------------------  ---------------------------
                            Net       Gross               Net      Gross
                           Sales     Profit       %      Sales    Profit       %
                           ------  ----------  --------  ------  ---------  --------
Continuing Operations      $224.4      $28.7      12.8%  $254.8      $39.8     15.6%
Discontinued Operations      11.0       (0.5)     (5.0)    21.3        0.6      2.8
                           ------      -----      ----   ------      -----     ----
  Total                    $235.4      $28.2      12.0%  $276.1      $40.4     14.6%

Net Sales
---------

Sales from continuing operations during the first nine months of 1996 were $224.4 million as compared to $254.8 million for the same period last year, a decrease of $30.8 million, or 12.0%. Finished leather sales from continuing opertions decreased from $237.7 million in the first nine months of 1995 to $207.9 million in the first nine months of 1996, a decrease of $30.1 million or 12.7%. The decrease in finished leather sold was principally the result of a 9% decrease in square footage of finished leather sold, all of which occurred in the first six months of 1996, as well as lower average selling prices. The Company experienced dollar and unit declines in furniture as well as in footwear/personal leather goods during the first nine months of the year. These declines were partially offset by increases in its automotive leather finished leather sales and units. Furniture backlogs have strengthened since the middle of the year and the Company has increased its production schedules accordingly, although manufacturing process issues have limited fulfillment of the increased demand. The selling price decline is partially due to reduced hide costs during the first six months of 1996 as compared to the first six months of 1995. By-product and other sales for continuing operations decreased to $16.8 million in the first nine months of 1996 from $17.2 million in the first nine months of 1995. Sales of finished leather accounted for 92.5% of the Company's net sales for continuing operations in the first nine months of 1996 as compared to 93.3% in the first nine months of 1995.


Nonrecurring Expenses Incurred in the Second Quarter of 1996
------------------------------------------------------------

On June 24, 1996, the Company announced a series of business decisions resulting from an evaluation of the business that was initiated immediately after the April 9, 1996 change in control. These decisions were designed to improve operating trends and to focus on core businesses and markets. These decisions included:

* The discontinuation of the USL Trading Division, the German furniture branch and other miscellaneous noncore product segments, thereby refocusing management and capital on the Company's core finished leather business.

* The downsizing of its salaried workforce by eliminating approximately 55 salaried positions, thereby realigning its salaried workforce to recent volume levels as well as funding personnel additions designed to improve quality and product development.

* The accelerated disposition of certain inventories, primarily finished leather, thereby reducing working capital, storage and facility costs, accelerating the movement of product in declining product segments, colors or lines, minimizing future quality issues and focusing sales and operations on current and future customer and operating requirements.

* The closing of its corporate headquarters, thereby moving from leased to owned facilities, currently targeted to occur at yearend.

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

Gross Profit
------------

Excluding the $6.6 million inventory reserve recorded in the second quarter, gross profit in the first nine months of 1996 for continuing operations was $28.7 million as compared to $39.8 million in the first nine months of 1995, a decrease of $11.1 million, or 27.9%. The decrease was the result of several factors including a 9% reduction in the square footage of finished leather sold, increasing hide costs (as compared to decreasing hide costs in 1995), lower selling prices, increased unit manufacturing costs, and startup in the automotive cut plant. The reduced sales and production volumes contributed to the increased unit conversion costs. Average selling prices declined, partially due to reduced hide prices in the first half of 1996 and partially due to weaker demand and competitive market pressures, especially in the first six months of 1996. As a percentage of sales, excluding the nonrecurring inventory adjustment, gross profits dropped from 15.6% in the first nine months of 1995 to 12.8% in the first nine months of 1996. Including the nonrecurring inventory reserve, the Company had a gross profit for continuing operations of $22.4 million in the first nine months of 1996. The Company recorded a $0.7 million LIFO revaluation credit to operations in the first nine months of 1996 as compared to a $3.0 million LIFO revaluation credit during the same period last year. While the average price of domestic hide purchase commitments made during the first nine months of 1996 was approximately 7% lower than the average price of these commitments made during the first nine months of 1995, hide prices did start to move sharply during the third quarter of 1996. The upward price trend has continued into the fourth quarter of 1996.

The reduced square footage of finished leather produced has had an adverse impact on the unit manufacturing costs at the Company's divisions. These increased unit manufacturing costs were partially addressed by the reduction in salaried positions in the second quarter of 1996. While the Company increased production schedules in the third quarter of 1996, to meet rising demand manufacturing process issues limited the Company's attainment of these schedules.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses were $18.0 million in the first nine months of 1996 as compared to $18.2 million in the first nine months of 1995, a decrease of $0.2 million. The decrease was principally the result of reduced compensation, and general cost controls, partially offset by increased bad debt expense. The increased bad debt expense is principally related to two specific USL Trading Division customers. The Company has announced the discontinuation of the USL Trading Division.


Amortization of Intangible Assets
---------------------------------

Amortization of intangible assets for the first nine months of 1996 was $3.1 million, as compared to $2.6 million for the first nine months of 1995. The increase was principally due to the accelerated write-off of $0.3 million of goodwill in the second quarter of 1996 that the Company determined had no continuing value.

Restructuring Expense
---------------------

The Company incurred nonrecurring restructuring expenses of $2.5 million in the second quarter of 1996 comprised of $2.1 million severance expense associated with the elimination of approximately 55 salaried positions and $0.4 million resulting from the closing of the German furniture branch.


Interest Expense
----------------

Interest expense in the first nine months of 1996 was $12.8 million as compared to $13.6 million in the first nine months of 1995, an decrease of $0.8 million. The decrease was principally the result of reduced average borrowings resulting from working capital reductions, primarily reduced inventory levels.


Other (Income) Expense
----------------------

The Company incurred $0.2 million of fees associated with the April 9, 1996 change in control.


Income (Loss) Before Taxes and Extraordinary Item
-------------------------------------------------

The Company had a loss before taxes and extraordinary item of $14.9 million in the first nine months of 1996, as compared to income of $6.0 million in the first nine months of 1995, a decrease of $20.9 million. This decrease was principally the result of the recording of nonrecurring expenses of $9.4 million as well as reduced sales and gross profits.


Income Tax Provision (Credit)
-----------------------------

The Company's tax credit was $4.6 million for the first nine months of 1996 as compared to a provision of $3.1 million for the first nine months of 1995, a decrease of $7.7 million. After adjusting income before provision for income taxes for non-deductible amortization of goodwill, the effective tax rate was 38% during the first nine months of 1996 and 1995, respectively.


Net Income (Loss) Before Extraordinary Item
-------------------------------------------

Due to the factors described above, the Company had net loss before extraordinary gain of $10.3 million in the first nine months of 1996 as compared to $2.9 million of net income in the first nine months of 1995.


Extraordinary Gain
------------------

The Company had an extraordinary gain of $0.4 million in the first nine months of 1995 related to the repurchase of its 10.25% senior notes due 2003 having a face value of $4.0 million.

Net Income (Loss)
-----------------

The Company had a net loss of $10.3 million in the first nine months of 1996 as compared to net income of $3.3 million in the first nine months of 1995, a decrease of $13.6 million. The nonrecurring expenses reduced net income by $5.8 million; the remainder of the decrease was principally the result of reduced sales and gross profits.


Liquidity and Capital Resources
-------------------------------

During the first nine months of 1996 and the first nine months of 1995, the Company's operations generated earnings before interest, taxes, depreciation and amortization of $6.6 million ($15.7 million excluding the nonrecurring expenses) and $27.5 million, respectively, and its interest expense was $12.8 million and $13.6 million, respectively.

Net cash provided by operations was $9.0 million during the first nine months of 1996 as compared to $2.9 million of cash used during the same period in 1995. The increase in net cash provided by operations of $11.9 million was, among other factors, principally the result of $15.9 million decrease in inventory during the first nine months of 1996 as compared to a $4.8 million inventory increase during 1995 partially offset by, among other factors, reduced net income.

Capital expenditures totaled $4.4 million in the first nine months of 1996, a decrease of $2.1 million as compared to the same period in 1995. This difference is primarily attributable to timing of purchases of production equipment during the first nine months of 1996.

The Company repurchased Senior Notes with a face value of $4.0 million during the first quarter of 1995, resulting in an extraordinary gain of approximately $0.4 million, net of tax. The Company may repurchase additional Senior Notes through privately negotiated open market purchases, to the extent it deems it advantageous to do so.The Company intends to explore such repurchases over the next six to eighteen months.

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

In accordance with the Debenture Exchange Agreement between Holdings and the holders of the Holdings Debentures, the Company made no payments of cash dividends on its common stock during the first nine months of 1996, other than for reimbursement of fifty thousand dollars of expenses as permitted under the Revolving Credit Agreement, compared to $1.2 million paid during the same period in 1995. Since the Debentures and the related Debenture Exchange Agreement were extinguished on April 9, 1996, and as a result of the 1996 Holdings recapitalization, the Company has no obligation to pay further dividends on its common stock.

At September 30, 1996, the Company's outstanding indebtedness was $151.7 million, comprised primarily of $130 million principal amount of Senior Notes and borrowings under the Revolving Credit Facility. The notes mature in July, 2003, at which time $130 million becomes due. The Revolving Credit Facility was a $65 million facility maturing in 1997. At September 30, 1996, the Company had approximately $38.2 million available under the Revolving Credit Facility, after deducting outstanding borrowings and letters of credit issued thereunder. The Company was in violation of certain covenants at September 30, 1996. These violations were in effect cured when the Revolving Credit Facility was paid off with the November 1, 1996 refinancing described below.

On November 1, 1996, the Company entered into a new five year, $80 million, asset-based revolving credit facility. The new facility is secured by essentially all of the assets of the Company with the exception of real property. The Company's borrowing base is calculated on a percentage of eligible receivables and inventory. In addition, the Company is permitted an overadvance of $15 million in the first year and $10 million thereafter. Pricing in the first year is LIBOR plus 2.00% or prime plus 0.25%. The agreement includes financial covenants for FIFO EBITDA to Cash Interest Expense, minimum FIFO EBITDA and a tangible FIFO asset to total debt ratio. The agreement also includes restrictions related to capital expenditures and indebtedness among other restrictions. The Company is permitted to repurchase its public notes under the agreement as long as it has $20 million of excess availability and does not repurchase more than $30 million in the first six months of the agreement.

As of September 30, 1996, on a pro forma basis, the Company would have had a borrowing base under the new asset-based credit facility of approximately $78 million, including the overadvance, and excess availability of approximately $50 million.

The Company believes the new revolver provides United States Leather, Inc. with the following benefits:

*    Up to $15 million of increased liquidity
* Increased flexibility to pursue Company growth, capital expenditures and other strategic initiatives
*    Reduced costs of borrowing

The Company believes that its cash flow provided from operations and borrowings available under the new revolver will be sufficient to meet its working capital needs, anticipated capital expenditures and acquisitions, and debt service requirements over the next twelve months.


1996 Holdings Recapitalization
------------------------------

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


Other Matters
-------------

A new 42 month Labor Agreement was negotiated covering approximately 420 Pfister & Vogel employees, effective May 19, 1996, with an expiration of November 15, 1999. The Agreement does have an economic reopener for wages and benefits only in November, 1996. The Company received notification from the union representing these employees of its intent to exercise the reopener provision, and negotiations are taking place at this time.

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

                          PART II - OTHER INFORMATION
                          ---------------------------



Item 6 - Exhibits and Reports on Form 8-K
------   --------------------------------

    (a) Exhibits:
        ---------

        4.12 Revolving Credit Agreement (and related documents), dated as of November 1, 1996 among United States Leather, Inc., A.R. Clarke Limited, The First National Bank of Boston and other banks which may become parties to the agreement.

          27   Financial Data Schedule

    (b) Reports on Form 8-K:  NONE
        --------------------------



                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     United States Leather, Inc.
                                  ---------------------------------
                                  (Registrant)



Date:  November 12, 1996            / s /  Robert A. Hale
                                  ---------------------------------
                                  Robert A. Hale
                                  Chief Financial Officer
                                  (Signing on behalf of the Registrant
                                  and as Chief Financial Officer)