Form 10-K405
period 1996-12-31
UNITED STATES LEATHER INC /WI/
filed 1997-03-31
CIK 906613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
        (Mark One)
        X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1996

                                       OR

        __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 33-64142

                           UNITED STATES LEATHER, INC.
                            (Exact name of registrant
                          as specified in its charter)

   Wisconsin                                                       13-3503310
   (State or other jurisdiction                              (I.R.S. Employer
   of incorporation or organization)                      Identification No.)


   1403 West Bruce Street                                               53204
   Milwaukee, Wisconsin                                            (Zip Code)
   (Address of principal executive offices)


   Registrant's telephone number, including area code:         (414) 383-6030
   Securities registered pursuant to Section 12(b) of the Act:      None
   Securities registered pursuant to Section 12(g) of the Act:      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                            Yes  X         No ___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                 _______________

   As of the date hereof and at all times during 1996 there was no public market for the Company's Common Stock.

   Number of shares outstanding of the Company's Common Stock as of the date hereof: 100
                                 _______________

                 COMPANY'S DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

   Part I

   Item 1.   Business

   General

             United States Leather, Inc., a Wisconsin corporation (the "Company"), is one of the largest and most diversified producers of leather in North America, and a leading leather producer for the domestic furniture and footwear industries. The Company produces and markets a broad line of finished leather and related products which are sold to a diverse customer base in the United States and internationally in three principal markets: furniture, footwear and personal leather goods, and automotive. The Company also sells unfinished hides, partially finished hides and leather by-products to other leather producers, although these sales constitute only a small portion of the Company's overall revenue.

             The Company's finished leather operations are divided into three principal lines of business:

             Furniture Group. The Company, under the trade name Lackawanna Leather, is a leading supplier of upholstery leather to the furniture industry. Furniture Group sales were $99.8 million in 1996.

             Footwear and Personal Leather Goods Group. The Company is a leading producer of finished leather for footwear, personal accessories, sporting goods, apparel and other personal leather goods. Selling under the brand names Pfister & Vogel, A. L. Gebhardt, A. R. Clarke and Caldwell Moser Leather, the Group's sales in 1996 aggregated approximately $181.0 million.

             Automotive Group. The Company is an emerging producer of finished leather for use in automobile interiors. Group sales in 1996 were approximately $19.4 million.

             The Company also operated two divisions which it discontinued during 1996. The USL Trading Division traded hides and sold partially finished leather and unwanted or excess hides. Prior to being discontinued, Trading's sales in 1996 were $7.4 million. The Company also operated a branch in Germany which procured partially finished hides from outside sources, principally from South America, contracted for them to be finished and sold the finished leather to furniture manufacturers in Europe. Prior to its closing, 1996 sales were approximately $4.2 million.

             The Company was formed in December, 1988 for the purpose of acquiring Lackawanna Leather, Pfister & Vogel and A. L. Gebhardt in a leveraged buyout sponsored by Bear Stearns Acquisition Corp. VII ("BSAC VII"), an affiliate of The Bear Stearns Companies, Inc. The Company's principal executive offices are located at 1403 West Bruce St., Milwaukee, Wisconsin 53204. Its telephone number is (414)-383-6030.

   The 1996 Holding Company Recapitalization

             In a series of transactions completed in 1993, the Company was reorganized into a corporate structure consisting of the Company and two new holding companies: United States Leather Holdings, Inc. ("USLH"), which owned 100% of the capital stock of the Company, and U.S. Leather Holdings, Inc. ("Old Holdings"), which in turn owned 100% of the capital stock of USLH. Old Holdings also carried, as of April 9, 1996, $86.0 million aggregate principal amount of 15% Senior Debentures Due 2004 (the "Old Holdings Debentures"), approximately 87% of which were owned by The Equitable Life Assurance Society of the United States and certain of its affiliates and 13% of which were owned by First Plaza Group Trust (the "Former Holding Company Debenture Holders"). The Old Holdings Debentures were secured by the capital stock of USLH.

             A default occurred with respect to the Old Holdings Debentures due to the noncompliance, as of December 31, 1995, of Old Holdings with a financial covenant contained in the Old Holdings Debentures. Old Holdings was unable to cure the default; however, the default did not give rise to any cross-defaults or other recourse to the Company's 10-1/4% Senior Notes Due 2003 (the "Senior Notes") or $65 million revolving credit facility in place at the time (the "Old Revolving Credit Facility").

             On April 9, 1996, a series of transactions were completed, with the consent of Old Holdings, USLH and the Company, which resulted in the Former Holding Company Debenture Holders foreclosing on their security. Such foreclosure resulted in the cancellation of the Old Holdings Debentures and the contribution of all USLH capital stock to Leather U.S., Inc. (the "New Holding Company"), a company wholly owned by the Former Holding Company Debenture Holders. The foreclosure also resulted in the elimination of any ownership interest in USLH or the Company by BSAC VII. The nominees of BSAC VII resigned from the Board of Directors of the Company and were replaced by nominees of the New Holding Company. The 1996 Holding Company Recapitalization did not cause a default under any of the existing debt of the Company, nor did it constitute a change of control or default under the Senior Notes or the Old Revolving Credit Facility.

             Upon the consummation of the 1996 Holding Company Recapitalization, the Company and its parent companies were reorganized into their current structure: the Company is a wholly-owned subsidiary of USLH which is in turn a wholly-owned subsidiary of the New Holding Company. The New Holding Company and USLH have no assets other than the shares of their respective subsidiary, and have no independent operations. The Company owns all of its operating assets directly, except those owned by A.R. Clarke Limited ("A.R. Clarke"), the Company's wholly-owned subsidiary. The Company's principal indebtedness are the Senior Notes and its revolving credit facility.

             In November 1996, the Company entered into a new $80 million asset-backed revolving credit facility (the "New Revolving Credit Facility") that replaced the Old Revolving Credit Facility. In December 1996 the New Revolving Credit Facility was amended and restated to reflect the syndication of the facility among a number of financial institutions. In February 1997 the New Revolving Credit Facility was amended to, among other things, modify certain financial covenants. In March 1997 the New Credit Agreement was further amended to, among other things, eliminate certain December 31, 1996 financial covenants. See Item 7 of this Form 10-K under the caption "Liquidity and Capital Resources."

   Company Reorganization

             Prior to 1996, the Company, while reporting as an integrated company, operated as a series of stand-alone divisions or subsidiaries with separate financial statements and management teams for each unit. During 1996, the Company eliminated this divisional structure and reorganized its management structure along functional lines, and its business structure (i.e. segment financial reporting) along the lines of markets served. While the Company has preserved Lackawanna Leather, Pfister & Vogel, A.L. Gebhardt, Caldwell-Moser, and A.R. Clarke as valued trade names, it no longer evaluates or reports business results according to these designations.

             In April, 1996, at the time of the 1996 Holding Company Recapitalization previously discussed, the Company retained Claymore Partners Ltd., financial consultants with expertise in company turnarounds, to assume day-to-day management control of the Company. William F. Loftus, a partner in Claymore Partners, was appointed Chief Executive Officer of the Company.

             During 1996, the Company began a series of initiatives to strengthen the Company's financial position and return it to profitability. Among these initiatives were (1) the reorganization of the management of the Company previously discussed, which included the elimination of division presidents, the elimination or replacement of several other senior executives in the Company, and a general reduction in salaried workforce, (2) comprehensive reviews of the Company's products and inventories, (3) closing two operations which had not been profitable and were not strategically critical to the Company, (4) replacing critical talent which had been lost in prior years, and (5) vacating the Company's corporate offices and moving such offices into one of the Company's operating facilities. During 1996, the Company also continued efforts to grow the business of its Automotive Group.

   The Leather Manufacturing Process

             The leather manufacturing process begins with the conversion of raw cattle hides into "wet blue" leather through soaking and agitating in alkaline and chromium solutions that dissolve the hair and preserve the hide. The term "wet blue" is derived from the fact that this initial tanning process turns the hides into a bluish color.

             After bluing, hides are split and shaved to obtain uniform thicknesses and separated into classifications referred to as grain (the outside portion of the split hide which is considered the most desirable and is used to make the higher quality finished leathers) and splits (the interior portion of the hide used to make less expensive suedes and other leathers). Grains are further sorted according to the quality of the tanned hide, based on such criteria as appearance, the number of surface defects and weight. Hides are then colored with dyes, treated with fat liquors to soften and smooth the leather, and then dried and finished through a variety of sophisticated processes to improve the appearance and performance of the grain and, in some cases, to add such properties as water resistance. Finally, hides are electronically measured and packaged for shipment to customers who, with the exception of certain automotive customers, cut the finished leather for their products. In the case of certain automotive customers, the Company cuts the leather into prescribed patterns (known as "cut sets"), and then sells such sets to seating manufacturers.

             As with any manufacturing process which involves organic materials such as cattle hides, which vary from lot to lot and season to season, there is a certain amount of art in addition to science which goes into the successful production of quality leathers. The manufacturing processes must generate finished leathers with the consistent and distinctive properties customers require. The process also requires a selection of hides in order to permit the manufacture of the array of products customers demand.

             By its nature, leather manufacturing regularly generates excess and off-quality products. Excess inventories may be created by changes in leather fashions, overestimation of customer requirements for a particular leather product or by customer returns. Off-quality inventories may be created by hide defects, equipment malfunctions or manufacturing process mistakes. Historically, the Company adopted the practice of holding such inventories for rework and/or resale into other finished markets. Such practices, however, consumed manufacturing capacity and sales effort, and often required such stocks to remain idly in inventory until a suitable opportunity to rework or sell the products arose. In 1996, the Company changed its policy toward disposing of these inventories. The new policy calls for less rework, fewer small-lot sales (which require extensive time and effort from the sales force), and more bulk sales to leather brokers, particularly offshore brokers. As a consequence, the Company now writes such inventories down to a lower estimated net realizable value and attempts to sell them more promptly. Sales of excess and off-quality inventories, although less than 3% of total Company sales, doubled in 1996 from 1995.

   Sales

             The Company's finished leather operations are divided into three principal lines of business. The following chart summarizes the Company's sales by line of business:

                                                  1996     1995    % Change

    Furniture Group                             $ 99.8   $127.1     (21)%
    Footwear and Personal Leather Goods Group    181.0    191.7      (6)
    Automotive Group                              19.4      9.3     109
    Other                                         11.6     32.6     (64)
                                                ------   ------    ------
         Total Net Sales                        $311.8   $360.7     (14)%
                                                ======   ======    ======

             The Company sells its products into markets which tend to be cyclical. Furniture Group sales are affected by such factors as housing starts and completions, interest rates, consumer confidence levels and general economic conditions. Footwear and Personal Leather Goods Group sales tend to be functions of retail and fashion trends, and can also be affected by international markets, since the majority of footwear is now manufactured overseas. Automotive Group sales are influenced by automobile sales and the economic and social factors which influence such sales.

   Furniture Group

             The Furniture Group was founded as Lackawanna Leather in 1896, and continues to sell under the Lackawanna trade name today. The Group produces and markets finished leather for the furniture industry and, to a lesser extent, the aircraft seat manufacturing industry. Group sales in 1996 were $99.8 million, which accounted for 32.0% of the Company's net sales.

             Finished upholstery leather is sold primarily to furniture manufacturers, generally at three different price categories: promotional, medium fashion and high fashion. Under the Lackawanna trade name, the Company is a leader in the medium and high fashion categories, and has a substantial share of the market serving the promotional price category. Selling such brands as Regency, Passport, Captiva, Rustica and Commanche, the group has built upon its strength in the mid-to-upper fashion categories to develop and sell new leathers at competitive price points, thus helping to satisfy consumer demand for quality leather furniture at affordable prices. To maintain its leading market position, the group works closely with its customer base to develop and refine its leather upholstery products in a variety of fashion-oriented colors and textures.

             The Furniture Group sells its products domestically through a five person direct sales force reporting to the group's Vice President of Sales and Marketing.

             The Furniture Group receives tanned and partially tanned hides primarily from the Company's tanneries in Omaha, Nebraska and Milwaukee, Wisconsin, although it also acquires such hides from other domestic and international tanneries. The Group finishes the hides and then packages and ships them to customers from its plant in Conover, North Carolina.

   Footwear and Personal Leather Goods Group

             The Company markets finished leather to the footwear and personal leather goods industries under the trade names of the companies originally acquired to form the Footwear and Personal Leather Goods Group
   - Pfister & Vogel, A.L. Gebhardt, A.R. Clarke and Caldwell Moser. The Group is a leading producer of finished leathers used in the production of high quality dress and casual footwear, rugged outdoor and athletic footwear, leather apparel, sporting goods and personal accessories such as gloves, belts and handbags. Under the Caldwell Moser trade name, the Group produces leather for shoe laces and harder, more durable leathers for such applications as shoe soles, saddles and animal collars. The Group also provides contract tanning and finishing services to other small leather producers, and also sells finished splits, wet blue and various leather by-products. Group sales in 1996 were $181.0 million, which accounted for 58.1% of the Company's net sales.

             The diversity of the Group's product line, enhanced regularly by the introduction of new products, is the source of the Company's competitive strength in the footwear and personal leather goods market segments. Under the Pfister & Vogel trade name alone, the Company markets over 100 types of shoe leather, each with its own distinct combination of color, finish and texture. Examples are Durashu, the standard penny loafer shoe leather since the 1950's, Raindance, a highly water resistant shoe leather used in outdoor hiking and boat shoes, Thunderhead, a heavy oil, water resistant outdoor leather used in outdoor hiking shoes, and Cyclone, a heavy oil, pull-up leather used in men's casual footwear. The Company believes that the color, texture and consistency of its various products have been developed through a process that it considers proprietary in nature.

             The Footwear and Personal Leather Goods Group manufactures finished leather at facilities located in Milwaukee, Wisconsin, Berlin, Wisconsin, New Albany, Indiana and Toronto, Canada. Through the diversity and flexibility of these facilities, the Company is able to (a) cost-effectively produce a wide variety of leather products, including waterproof and water resistant leathers, as well as splits and other by-products, (b) support a customer base numbering in excess of 1,000, (c) productively utilize the different selections of leather each lot of hides produces, and (d) support, as needed, the tanning needs of the Company's Furniture and Automotive Groups.

             Export sales are an increasingly important aspect of the international footwear market, as manufacturers continue to shift production from domestic facilities to overseas operations, especially in the Far East. In addition to exporting finished products into these markets, the Company also contracts for certain leather tanning and finishing in China to support the growing demand for such operations in closer proximity to shoe manufacturers' overseas operations.

             The Company supports its footwear and personal leather goods sales through a fourteen person direct sales and marketing force augmented by manufacturers representatives in Europe, Asia, Canada and the United States. The Company also maintains a sales office in Taiwan to support its Far East sales operations.

   Automotive Group

             The Company formed the Automotive Group in 1992 to supply finished leather to the worldwide automotive leather interior market, which the Company believes is over $1.0 billion per year. Until 1996, the Group's sales consisted almost exclusively of finished hides sold to automotive original equipment manufacturers and aftermarket suppliers. In 1996, however, the Group began selling cut sets to seating manufacturers that supply a major domestic automobile manufacturer. Of the Group's $19.4 million 1996 sales, approximately 35% were sold as cut sets. The Group has been awarded 19 cut-to-pattern contracts to date, which are expected to provide substantial volume growth for the Company going forward.

             The Company manufactures its Automotive leather at its facilities in Omaha, Nebraska.

             The Automotive Group markets its products through automotive manufacturers' representatives located in the United States, Canada and Asia.

   Other

             In 1996, the Company discontinued its USL Trading Division and the German operations of its Furniture Group. The USL Trading Division traded hides and sold partially finished leather and unwanted or excess hides on the open market. The German operations procured partially finished hides from outside sources, principally South America, contracted for them to be finished and then sold the finished leather to manufacturers in Europe. Since these operations consisted mostly of buying and selling activities, rather than the core manufacturing competencies for which the Company had become best known, and since neither produced or were expected to produce in the foreseeable future a material strategic or financial benefit, management decided to discontinue their operations. Each operation ceased doing business during 1996. Aggregate sales of these discontinued operations in 1996 were less than 4% of total Company sales.

   Raw Materials

             The single largest component of the cost of finished leather is the cost of the cattle hide. Hide costs in each of the past three years have accounted for approximately 60% of the Company's cost of goods sold. The Company believes it purchases approximately 5% of the hides taken from cattle slaughtered in the United States, and that it is among the largest U.S. buyers of raw domestic cattle hides. The three largest domestic meat packers account for approximately 60% of the total number of U.S. cattle slaughtered for commercial purposes and, accordingly, are also the Company's largest suppliers of hides. The Company purchases most of its raw cattle hides domestically on a spot basis; however, due to the general availability of such hides, the concentration of hide supplies among a limited number of meat packers has not historically had a materially adverse effect on the Company's ability to source raw hides.

             Imported cattle hides in the form of partially tanned and finished leather constituted approximately 13% of the Company's manufacturing material requirements in 1996. Most of such imports by the Company in 1996 were from tanners in Thailand and Argentina.

             The Company's diverse product line enables it to utilize a wide variety of hide grades and types. Consequently, the Company is able to purchase large quantities of varied hides and use substantially all of the hides contained in each shipment from the meat packers. This, in turn, enables the Company to centralize its raw hide purchasing.

             Hides are a by-product of the cattle slaughtered to meet the worldwide demand for beef and beef products. Prices are subject to cyclical, seasonal and other market fluctuations. Historically, the Company has been generally successful in passing along raw material price increases to customers unless the demand for finished leather was weak. Such increases take time to implement and when prices rise significantly in a short period of time the Company's margins have suffered until such time as the price increases are fully implemented. Such price increases, however, may also impact demand for leather goods by prompting customers to consider alternative materials, especially in the furniture and automotive segments. Hide price increases and decreases immediately impact the Company's cost of goods sold because the Company recognizes such
   changes immediately through its LIFO method of accounting.   Coupled with
   delays in passing such changes through to selling prices for finished products, hide price fluctuations may have a material impact on the Company's reported financial results.

             From time to time, in an effort to improve the selection and yield of hides, the Company will build hide inventories during the fall for use during the winter season. Such hide buys benefit the Company because the hides have fewer defects, have less hair and therefore cost less to tan, and generally produce higher quality leathers. The Company did not execute such a hide buy in 1996 because of the increase in hide prices in the months immediately preceding the buying season, and management did not wish to take the risk of carrying higher priced inventories should hide prices recede to the levels of the first half of the year.

             Other materials consumed in leather tanning and finishing, such as chemicals and dyes, typically aggregate less than 13% of total cost of goods sold. Such materials are readily available from a variety of suppliers.

   Competition

             Each of the Company's principal markets - furniture, footwear and personal leather goods, and automotive - is highly competitive, and certain of the Company's competitors may have greater financial or other resources than the Company. Competition is based on price, service, quality and the ability to supply customers in a timely manner with a diverse product line through wide-spread marketing and distribution channels. The Company has historically been subject to both domestic and international competition. The Company's efforts to increase its international sales could be adversely affected by, among other things, currency fluctuations.

             Furniture Group. The Furniture Group competes with both foreign and domestic leather manufacturers, domestic agents who represent foreign tanneries, and companies that import leather in a partially tanned state to finish and sell domestically. Foreign leather manufacturers with significant domestic facilities include Elmo Leather of America, Inc., a Swedish concern, Valdapone SPA, an Italian concern, and Louis Schweitzer GmbH, a German concern that is represented by Arcona Trading Co., Inc. Domestic manufacturers include Prime Tanning Company, Inc., Irving Tanning Company, Inc., and Garden State Tanning, Inc. Agents located in the United States that represent several small foreign tanneries domestically include Americraft Leather, Inc. and Friitala of America, Inc. Arpel Trading Co., Inc. represents foreign tanneries domestically and imports foreign partially tanned hides to finish and sell in the United States. Arpel also purchases partially tanned hides produced and rejected by domestic leather manufacturers, including the Company, to refinish and sell domestically.

             Footwear and Personal Leather Goods Group. Competition in the footwear and personal leather goods markets is highly fragmented. In the men's footwear market, in which the Company competes primarily under the Pfister & Vogel trade name, its principal competitors include Prime Tanning Company, Inc., the Irving Tanning Company, S. B. Foot Tanning Company and Dominion Tanners (Canada), a division of United Canadian Shares, Limited. Competitors in other market segments tend to be smaller tanneries with a single or very limited product focus.

             Automotive Group. Domestically, competitors which supply leather products to the automotive industry include Eagle Ottawa Leather Company, a division of Trostel, Albert & Sons Company, Garden State Tanning, Inc. and Seton Leather Company. These competitors supply predominantly precut leather to seat and interior manufacturers. Additional competition in the United States comes from smaller foreign tanneries seeking to enter the U.S. automotive market by selling whole finished hides to U.S. automotive suppliers. Whole hide competition in international automotive OEM markets typically comes from furniture leather manufacturers, including those previously mentioned.

   International Sales

             International sales include export sales from the Company's domestic operations, and sales by A.R. Clarke, Ltd. (a division of the Footwear and Personal Leather Goods Group) to markets other than the United States, and sales, prior to discontinuation, from the Company's German operations. International sales for the years 1996, 1995 and 1994 are as follows:

                                      1996       1995       1994
                                           ($ in  millions)

         Asia                        $46.5      $53.6      $41.6
         Europe                       17.1       16.8       16.0
         Americas                     44.9       49.0       36.0
                                    ------     ------      -----
              Total International
              Sales                 $108.5     $119.4      $93.6
                                    ======     ======      =====


   Research and Development

             The Company's research and development activities are directed toward leather product development and improvement designed to meet the specific requirements of its customers. They involve both the formulation of proprietary processes and the development of new leather finishes. The Company works closely with its customers in its product development initiatives. The Company has spent approximately $2.3 million, $2.4 million, and $2.1 million for research and development in 1996, 1995 and 1994, respectively.

   Major Customers

             The Company has no customer that accounts for more than 10% of its combined net sales.

   Patents and Trademarks

             The Company does not rely to any material degree on intellectual property protection. The Company has no registered copyrights. The Company has been issued two patents relative to certain environmental processes.

             The Company has several registered trademarks and trade names in both the United States and Canada, and has submitted Applications for Registration of Trademarks for several more. Registered trade names include Lackawanna Genuine Leather, Pfister & Vogel, and A.L. Gebhardt, among others.

   Employees

             As of December 31, 1996, the Company employed approximately 1,600 full-time employees, approximately 92% of which were engaged in manufacturing, with the remaining 8% engaged in sales, marketing and administrative activities. Approximately 775 employees engaged in manufacturing activities as of December 31, 1996 were covered by collective bargaining agreements. None of these agreements expire in 1997. One agreement covering approximately 85 employees expires on January 31, 1998 and another covering approximately 310 employees expires on May 10, 1998.

   Environmental Matters

             The Company's leather manufacturing and finishing operations are subject to numerous federal, state and local laws and regulations governing the protection of the environment. These laws and regulations establish specific requirements for the handling of hazardous materials and wastes, impose limitations on the emission of air and water pollutants and establish administrative requirements for permits and reporting. The Company places a high priority on compliance with environmental laws and regulations, and believes that it has obtained all material permits, licenses, orders or agreements from appropriate federal, state, and local regulators currently required for its manufacturing operations. The Company's Board of Directors has adopted appropriate policies toward environmental compliance, and the Company has a designated corporate officer responsible implementing such policies.

             Except as set forth below, the Company is not aware of any current material environmental liabilities that exist at any of the Company's facilities because of prior leather manufacturing operations or waste management practices. The Company has also implemented appropriate programs designed to minimize pollution and waste production.

             The Company believes all of its facilities have either installed appropriate pretreatment equipment and are in compliance in all material respects with federal, state and local pretreatment categorical standards or are zero discharge facilities. Besides having to comply with such categorical standards specific to the tanning industry, each facility must also comply with local generic pretreatment standards as a condition of discharge. Operational systems are subject to upsets and equipment malfunctions, which may lead to occasional violations of such discharge standards.

             In 1995, one of the Company's Milwaukee, Wisconsin facilities experienced equipment malfunctions which caused chromium discharges in excess of allowable limits. A Consent Order with the Milwaukee Metropolitan Sewerage District ("MMSD") was signed, which provided for daily sampling and a fine of less than $100,000. Although the Company implemented measures to provide additional redundancy and monitoring to reduce the likelihood of a recurrence of such excess chromium discharges, and although such recurrences have been reduced, they have not been eliminated. In October, 1996, the Company received a Notice of Noncompliance from the MMSD for two incidents of excess chromium discharges during the first quarter of 1996, and in January, 1997, the Company self-reported two additional such occurrences. These incidents were caused by cross-connections in the facility's various effluent collection sewers. Corrective measures were taken and the Company continues daily monitoring for chromium. No fines or penalties were levied as a consequence of the 1996 or the 1997 incidents.

             In February, 1997, the Company received a Notice of Continuing Violation from the MMSD for exceeding Oil and Grease discharge limits at another of its Milwaukee, Wisconsin facilities. The Company is implementing steps to improve controls over slug loads of oil and grease discharged into the municipal sewer systems, including increased sampling and testing. In the meantime, the Company has also petitioned the MMSD to revise the Company's Discharge Permits to allow it to use an alternate method for testing discharge quantities. The proposed alternate method is an approved method, and results in significantly lower discharge ratios than the method specified by the existing Discharge Permits, and would place the Company well within permitted discharge levels. Although there can be no assurances that this alternate method will be approved, the Company believes that this will be the outcome because the local authorities have also recommended this course of action and have indicated that the discharges are not a serious problem for their systems. No fines or penalties have been levied on the Company relating to this action.

             Under existing environmental laws, companies can be held liable for cleanup costs if they arrange for the disposal or treatment of hazardous substances which are subsequently released into the environment. Accordingly, the Company may be potentially liable for the cleanup of hazardous substances at facilities to which the Company shipped hazardous substances for treatment or disposal. In general, the potential for such liability is minimized because most leather manufacturing waste materials have been delisted or are exempt from regulation as hazardous waste. However, there are a number of solvents and other materials containing hazardous substances that have been shipped from the Company's facilities for disposal or treatment.

             The North Carolina Department of Environment, Health and Natural Resources identified the Company's facilities at Conover, North Carolina as a potentially responsible party ("PRP") that arranged for the disposal or treatment of hazardous waste at the Seaboard Chemical facility in North Carolina. During the Phase I Remediation process, the Company was adjudged to be a de minimis contributor to the site and, with its payment of $25,512, was able to discharge its Phase I Remediation liability. The Company joined a PRP group consisting of 946 companies to negotiate the Phase II Remedial Investigation and Feasibility Study ("RI/FS") with the North Carolina Department of Environment, Health and Natural Resources ("DEHNR"). This group negotiated an Administrative Order of Consent with DEHNR to conduct the remedial investigation of the site. The Administrative Order contains a covenant not to sue the members of the PRP group, and provides signatories with protection from contribution actions. Although there can be no assurances, the Company expects that (1) the Company will continue to be identified as a de minimis contributor to the site, (2) the Company's share of the costs remaining to clean up the site will aggregate less than $500,000, and (3) since approximately 35% of the wastes in question were sent to the site during ownership of the Conover facilities by a previous owner, such previous owner will assume his pro rata share of the cleanup costs under the indemnity provisions of the January 13, 1985 Asset Purchase Agreement which conveyed these facilities to the Company.

             In March, 1993 and December, 1995, the Environmental Protection Agency of the United States ("EPA") completed removal actions at the Cherokee Oil Sites, a commercial waste treatment facility located in Charlotte, North Carolina. The Company had sent non-hazardous wastewater from its facilities in Conover, NC to these sites between December, 1988 and October, 1990. EPA spent approximately $6.5 million to clean up and remove wastes from the sites, and is now attempting to recover costs from users of the facility. In March, 1996, EPA sent the Company a CERCLA
   Section 104(e) Information Request ("104(e) Request") relative to the wastes sent by the Company to the sites. The Company responded to the Request in May, 1996 and, in order to prevent the Department of Justice from filing a cost recovery action in federal court, executed a Tolling Agreement along with other parties to allow time to negotiate a settlement. In March, 1997, the Company and the EPA tentatively agreed to settle the Company's share of cleanup costs for approximately $78,000. Final settlement is expected to be completed by the end of 1997.

             In July, 1996, EPA revised the categorical pH standard for tannery discharges to publicly owned treatment works. This revised standard has allowed the Company's facilities in Milwaukee, Wisconsin and Omaha, Nebraska to discontinue costly pH neutralization. Based on EPA's action, authorities in Toronto, Canada also modified pH requirements, thus allowing the Company's A.R. Clarke operation to also cease such neutralization procedures.

   Item 2.   Properties

             As of December 31, 1996, the Company operated 16 manufacturing facilities in North America, of which ten were located in Wisconsin, three were located in Nebraska, and one each was located in North Carolina, Indiana and Toronto, Canada. All but one of these facilities was owned by the Company. The aggregate floor area of these facilities was approximately 1.5 million square feet, as follows:

                         Approximate
                            Area                          Principal Purpose
      Location          (in sq. ft.)    Owned or Leased      of Facility

    Milwaukee, WI           340,000          Owned          Manufacturing
    Milwaukee, WI           140,000          Owned          Manufacturing
    Conover, NC             175,000          Owned          Manufacturing
    Toronto, Canada         130,000          Owned         Mfg./Warehouse
    New Albany, IN          120,000          Owned          Manufacturing
    Omaha, NE               108,000          Owned          Manufacturing
    Milwaukee, WI            81,000          Owned        Admin./Warehouse
    Berlin, WI               80,000          Owned          Manufacturing
    Milwaukee, WI            70,000          Owned          Manufacturing
    Milwaukee, WI            70,000          Owned         Mfg./Warehouse
    Milwaukee, WI            50,000          Owned        Admin./Warehouse
    Omaha, NE                50,000          Owned          Manufacturing
    Berlin, WI               40,000          Owned          Manufacturing
    Milwaukee, WI            26,000          Owned            Warehouse
    Omaha, NE                24,000         Leased          Manufacturing
    Milwaukee, WI            22,000          Owned            Warehouse

             The Company considers its plant and equipment to be in generally good condition. In addition to capital expenditures to replace worn out or obsolete equipment, the Company incurred expenses to maintain and repair its plants and equipment of $10.2 million, $10.5 million, and $11.1 million in 1996, 1995 and 1994 respectively.

             The Company's executive offices are located at 1403 W. Bruce St., Milwaukee, WI 53204, within one of the owned facilities summarized above.

   Item 3.   Legal Proceedings

             In May 1995, the Company received a request for information from the United States Customs Service (the "Customs Service") concerning the classification and duties paid on a series of importations of Russian and Romanian Wet Blue from 1991 to 1993. Upon review of the Harmonized Tariff Schedules in effect in 1991, 1992 and 1993, the Company determined that it had paid less than the proper import duty and thereupon paid approximately $164,000 in additional duty. In April and September 1996, the Customs Service issued a total of three penalty notices related to this matter. One of the penalty cases relating to such notices has been settled for less than $12,000. The two remaining cases are pending, with a total potential exposure of approximately $680,000. Petitions for relief from two remaining penalty cases have been filed, and a final administrative determination is expected by the end of 1997. The Company believes it is adequately reserved for any additional duties or penalties.

             The Company is involved in various environmental matters, as described in Item 1 of this Form 10-K under the caption "Environmental Matters."

             The Company is also involved in other litigation and proceedings. Based on current information, management believes that future costs, if any, in excess of insurance coverage with respect to such litigation and proceedings, will not be material to the Company's financial position or results of operations.

   Item 4.   Submission of Matters to a Vote of Security-Holders

             No matters were submitted to a vote of the Company's security holders in the fourth quarter of 1996.

   Item 5.   Market for Registrant's Common Equity and Related Stockholder
   Matters

             As of December 31, 1996, there was no public market for the Company's common stock. All 100 shares of the Company's common stock are owned by USLH, which is a wholly owned subsidiary of the New Holding Company. The Company paid cash dividends on its common equity of $50,000 in 1996, $1.2 million in 1995 and $4.0 million in 1994. During the first two months of 1996, prior to the 1996 Holding Company Recapitalization, essentially all of the remaining management shareholders at the time exercised their right to have Old Holdings cause the Company to repurchase their shares of the capital stock of Old Holdings. Under the New Revolving Credit Facility, the Company may pay dividends up to $50,000 per year on its common equity under certain conditions. The Indenture for the Senior Notes also places restrictions on common stock cash dividends.

   Item 6.   Selected Financial Data

             The following table sets forth the selected financial data of the Company for each of the preceding five years ended December 31, 1996. These selected data are derived from the audited consolidated financial statements of the Company. The selected financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in
   Item 7 of this Form 10-K.

                                         UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                     (Amounts in thousands)
                                                                                Year ended December 31,
                                                    1996           1995            1994            1993            1992

    Income Statement Data
      Net Sales                                    $311,843        $360,660        $371,584        $351,902         $340,386
      Cost of sales(1)                              293,111         307,556         315,251         295,054          281,990
                                                   --------        --------        --------        --------         --------
      Gross profit                                   18,732          53,104          56,333          56,848           58,396
      Selling, general & administrative expenses     24,916          22,974          27,040          23,486           24,947
      Restructuring expenses                          3,744              --              --              --               --
      Amortization of intangible assets               4,134           3,529           3,177           3,334            3,410
      Refinancing expenses(2)                            --              --              --              --            2,206
                                                   --------        --------         -------         -------         --------
      Income (loss) from operations                 (14,062)         26,601          26,116          30,028           27,833
      Interest expense                               17,159          18,062          17,283          23,111           25,949
                                                   --------        --------         -------         -------         --------
      Income (loss) before provision for income
         taxes and extraordinary item               (31,221)          8,539           8,833           6,917            1,884
      Income tax (benefit) provision                (10,999)          4,373           4,685           3,791            1,694
                                                   --------         -------         -------         -------         --------
      Net income (loss) before extraordinary item   (20,222)          4,166           4,148           3,126              190
      Extraordinary gain (loss)                          --             417              --            (652)              --
                                                   --------         -------         -------         -------         --------
      Net income (loss)                             (20,222)          4,583           4,148           2,474              190
      Preferred Stock dividends                          --              --              --             705            1,324
                                                   --------         -------         -------         -------         --------
      Net income (loss) available for common
         shares(3)                                 ($20,222)         $4,583          $4,148          $1,769          ($1,134)
                                                   ========         =======         =======         =======         ========

      Ratio of earnings to fixed charges(4)             --           1.47            1.50            1.30            1.07
      Deficiency of earnings available to cover
         fixed charges(4)                          ($31,221)           --              --              --              --
    Other Data
      Gross profit margin (%)                         6.0%          14.7%           15.2%           16.2%            17.2%
      EBITDA(5)                                     ($2,941)        $36,319         $34,548         $38,440          $35,540
      FIFO EBITDA(5)                                  ($972)        $31,845         $44,038         $38,549          $37,867
      Capital Expenditures                           $6,523          $7,948          $6,062          $6,789           $7,495
      Square footage of finished leather sold       126,890         138,049         148,804         149,529          146,382

    Balance Sheet Data
      Working capital                               $44,117         $64,925         $65,902         $63,696          $65,530
      Total assets                                 $264,822        $285,994        $286,309        $295,525         $279,344
      Long-term debt, including current
        maturities                                 $130,257        $130,320        $134,237        $134,871         $215,935
      Redeemable Preferred Stock                         --              --              --              --          $17,548
      Stockholders' equity                          $61,073         $81,265         $78,047         $77,935         ($10,332)


   (1) Included in cost of sales is a charge (credit) of $1,969, $(4,474), $9,490, $109 and $2,327 related to the change in LIFO inventory reserve for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

   (2) During 1992, the Company incurred expenses of $2,206 in connection with two proposed public offerings of the Company's debt and equity securities that were not consummated.

   (3) The Company paid cash dividends of $50, $1,173 and $4,036 related to shares of common stock in 1996, 1995 and 1994, respectively. There were no cash dividends paid or declared related to common stock for 1993 or 1992.

   (4) For purposes of computing the ratio and deficiency of earnings to fixed charges, earnings represents income from operations, less that portion of rental obligations on operating leases that is representative of interest. Fixed charges represents the sum of interest expense plus such portion of rental obligations that is representative of interest.

   (5) EBITDA, the primary earnings measurement used in the Indenture, represents income or loss from operations plus non-cash charges related to depreciation and amortization of intangible assets. FIFO
        EBITDA, the primary earnings measurement in the New Revolving Credit
        Facility, represents EBITDA plus or minus charges or credits to operations related to the change in the LIFO inventory reserve from December 31 of the prior year to December 31 of the current year.
        Neither EBITDA nor FIFO EBITDA is determined pursuant to generally accepted accounting principles ("GAAP"), and should not be considered in isolation or as an alternative to GAAP-derived measurements.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Special Note Regarding Forward-Looking Statements

             Certain matters discussed herein are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.
   These forward-looking statements can generally be identified as such because the context of the statement will include words such as Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Company Reorganization

             Prior to 1996, the Company, while reporting as an integrated company, operated as a series of stand-alone divisions or subsidiaries with separate financial statements and management teams for each unit. During 1996, the Company eliminated this divisional structure and reorganized its management structure along functional lines, and its business structure (i.e. segment financial reporting) along the lines of markets served. While the Company has preserved Lackawanna Leather, Pfister & Vogel, A.L. Gebhardt, Caldwell-Moser, and A.R. Clarke as valued trade names, it no longer evaluates or reports business results according to these designations.

             In April, 1996, at the time of the 1996 Holding Company Recapitalization previously discussed, the Company retained Claymore Partners Ltd., financial consultants with extensive expertise in company turnarounds, to assume day-to-day management control of the Company. William F. Loftus, a partner in Claymore Partners, was appointed Chief Executive Officer of the Company.

             During 1996, the Company began a series of initiatives to strengthen the Company's financial position and return it to profitability. Among these initiatives were (1) the reorganization of the management of the Company previously discussed, which included the elimination of division presidents, the elimination or replacement of several other senior executives in the Company, and a general reduction in salaried workforce, (2) comprehensive reviews of the Company's products and inventories, (3) closing two operations which had not been profitable and were not strategically critical to the Company (see Item 1 of this Form 10-K under the caption "General"), (4) replacing critical talent which had been lost in prior years, and (5) vacating the Company's corporate offices and moving such offices into one of the Company's operating facilities. During 1996, the Company also continued efforts to grow the business of its Automotive Group.

             These initiatives, while begun in 1996, did not have a material positive impact on 1996 results. In fact, because many of them required certain up-front costs and/or reserve provisions, they impacted 1996 negatively.

   General

             The Company reported net sales of $311.8 million, $360.7 million and $371.6 million in 1996, 1995 and 1994 respectively, of which sales of finished leather accounted for approximately 90%, 87% and 89% respectively. The balance of sales revenues were attributable principally to sales of by-products, which included splits, wet blues and raw cattlehides.

   Results of Operations

             The following table sets forth certain consolidated income statement data of the Company as a percentage of net sales for the periods indicated.

                                1996        1995         1994

    Net Sales                 100.0%       100.0%       100.0%
    Gross Profit                6.0         14.7         15.2
    Income/(loss) from         (4.5)         7.4          7.0
    operations
    Net income/(loss)          (6.5)         1.3          1.1

   1996 Compared to 1995

             General. The Company experienced a net loss of $20.2 million in 1996, compared to a net profit of $4.6 million in 1995. This loss was the result of increased competition from other leather producers, increased cattlehide prices, restructuring and turnaround initiatives undertaken by the Company, and certain quality problems the Company experienced. In connection with the restructuring and turnaround initiatives, the Company recorded a series of charges in 1996 totalling $16.5 million which management believes are unusual or non-recurring items. In the aggregate, these charges increased the Company's cost of goods sold by $12.2 million, selling general and administrative expenses by $0.6 million, and resulted in a charge for restructuring expenses of $3.7 million. The cost of goods sold charges included $8.6 million in inventory reserve provisions to reflect a change in Company policy toward disposing of excess and off-quality products (see Item 1 of this Form 10-K under the caption "The Leather Manufacturing Process"), $2.2 million to recognize that certain contracts the Company held were impaired, $0.9 million for the recovery and disposal of products produced using certain chemicals which were later determined to be defective, and $0.5 million in inventory writedowns in connection with the closing of German operations. In addition, the Company incurred operating losses in 1996 aggregating $1.8 million in connection with the activities of the USL Trading Operation and German operations prior to their being discontinued.

             Net Sales. The Company's net sales in 1996 were $311.8 million, a decrease of $48.8 million or 14% from the prior year period. After adjusting for discontinued operations, net sales decreased by $27.9 million or 9% to $300.2 million in 1996 from $328.1 million in 1995. The decrease was entirely attributable to lower finished leather sales.
   Square footage of finished leather sales dropped 8% in 1996 compared to 1995 because of lower volume in the Company's Furniture Group, driven by severe price-based competition from foreign tanneries in the Company's promotional product lines, and quality and delivery problems the Company experienced in 1996 in its mid and high fashion products. Volume in 1996 in the Company's Automotive Group was up substantially from 1995 due to higher OEM and cut-to-pattern business, while volume in the Footwear and Personal Leather Goods Group was approximately unchanged. Average selling prices in 1996 dropped slightly from the levels experienced in 1995 because of (1) lower cattlehide prices in late 1995 and early 1996 which were passed on to customers in 1996, (2) increased sales of excess and off-quality inventories stemming from the Company's previously mentioned policy change, and (3) lower selling prices in certain segments of the Company's Automotive Group business.

             Gross Profit. The Company's gross profit decreased to $18.7 million in 1996, from $53.1 million in 1995, a $34.4 million reduction. Gross margins decreased approximately 8.7%, from 14.7% to 6.0%. Excluding discontinued operations, gross profit decreased by $33.2 million. Much of the decrease was the result of higher cattlehide costs experienced in 1996. After dropping through the second half of 1995 and much of the first half of 1996, the purchase price of cattlehides rose significantly in the second half of 1996. Approximately $7.6 million more was charged to cost of goods sold for hide costs in 1996 than in 1995. Due to the restructuring and turnaround initiatives discussed previously, cost of goods sold increased $12.2 million in 1996. Lower sales volumes and prices resulted in approximately $7.0 million lower gross profit in 1996 than 1995. The Company also experienced increased conversion costs in 1996, as it absorbed inefficiencies and other ramp-up expenses associated with the Automotive Group's cut-to-pattern initiatives, and as it implemented remedial measures to cure quality and delivery problems.

             Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1996 were $24.9 million, compared with $23.0 million in 1995. The increase, after adjusting for $0.6 million of non-recurring unusual items previously discussed, was principally the result of fees paid for outside professional services, including management fees paid to Claymore Partners, and executive recruitment fees paid in connection with the implementation of the Company's reorganization.

             Restructuring Expenses. In 1996, the Company incurred $3.7 million of restructuring expenses. These included severance costs associated with the management reorganization previously discussed, costs incurred in connection with the closing of the Company's German operations, writedown of the lease for the prior corporate headquarters space, and writedown of equipment used in certain manufacturing processes which the Company intends to sell in 1997. No restructuring expenses were recorded in 1995.

             Interest Expense. Interest expense in 1996 was $17.2 million, $0.9 million lower than that of the prior year. The decrease was principally the result of borrowings which averaged approximately $5.2 million lower in 1996 than in 1995, and lower amortization of deferred financing fees.

             Loss Before Taxes and Extraordinary Items. The loss before taxes and extraordinary items was $31.2 million in 1996, compared to income before taxes and extraordinary items of $8.5 million in 1995. Lower gross profits and restructuring expenses were the principal drivers behind the $39.8 million reduction from 1995 to 1996 in the Company's income/(loss) before taxes and extraordinary items.

             Income Tax Provision. The Company recorded a $11.0 million favorable tax provision in 1996, as a result of the operating losses it generated, compared with a $4.4 million charge in 1995. The effective tax rate, prior to the inclusion in income of non-deductible amortization of goodwill and extraordinary items, was 35.2% in 1996, compared with 38.2% in 1995.

             Loss Before Extraordinary Items. The loss before extraordinary items was $20.2 million in 1996, compared with net income before extraordinary items of $4.2 million in 1995. Pre-tax operating losses and the slightly lower tax rate were the reasons for the change.

             Extraordinary Items. In 1995, the Company recorded a $0.4 million extraordinary gain in connection with the repurchase of $4.0 million of its 10-1/4 Senior Notes due 2003. No extraordinary items were recorded in 1996.

             Net Loss. The net loss was $20.2 million in 1996, compared to net income of $4.6 million in 1995. The reasons for the loss are described above.

   1995 Compared to 1994

             Net Sales. The Company's net sales in 1995 were $360.7 million, a decrease of $10.9 million or 2.9% from the prior year period. Finished leather sales during the period accounted for all of the decline, as by-product sales and sales by the USL Trading Division increased by $6.1 million during the period. Total square footage of finished leather declined 7.2% principally because of lower demand for finished leather in the Company's footwear markets, although volume in furniture and personal leather goods was also somewhat lower. The decline in footwear volume was attributed to generally weak retail footwear sales during the mild 1995 winter and to continued inroads made by imports and foreign tanners in the U.S. footwear market. Partially offsetting these lower volumes were modestly improved pricing stemming principally from increased cattlehide prices during the first half of 1995, and the acquisition in January 1995 of A.R. Clarke.

             Gross Profit. The Company's gross profit decreased from $56.3 million in 1994 to $53.1 million in 1995, a reduction of $3.2 million or 5.7%. Gross margins dropped .5% from 15.2% in 1994 to 14.7% in 1995. Contributing to these decreases were (1) lower sales volumes, partially offset by selling price increases and the acquisition of A.R. Clarke discussed in the previous paragraph, and (2) increased unit manufacturing costs resulting from lower manufacturing volumes and costs associated with launching new products in the Company's furniture and automotive segments, partially offset by (3) lower cattlehide prices during the second half of 1995 and the resulting $4.4 million LIFO credit to cost of goods sold compared with a $9.5 million LIFO charge in 1994.

             Selling, General and Administrative Expenses. Selling, general and administrative expenses were $23.0 million in 1995, compared with $27.0 million in 1994. The 15% reduction was the result of lower incentive compensation payments and accruals, lower insurance costs, reduced fees for professional services and decreased write-offs and provisions for bad debts, partially offset by the addition of selling, general and administrative expenses associated with the acquisition of A.R. Clarke.

             Interest Expense. Interest expense in 1995 was $18.1 million, $0.8 million higher than that of the prior year. Increased borrowings stemming from higher average FIFO inventories and the acquisition of A.R. Clarke, and higher interest rates were the principal reasons for the increase.

             Income Before Taxes and Extraordinary Items. Income before taxes and extraordinary items was $8.5 million in 1995, a decrease of $0.3 million from $8.8 million in 1994. Lower gross profits and higher interest expenses in 1995, as discussed previously, were partially offset by decreases in selling, general and administrative expenses from the prior year.

             Income Tax Provision. The Company's tax provision in 1995 was $4.4 million compared with $4.7 million in 1994. Lower income before taxes and a reduction in the effective tax rate, before adjusting for extraordinary items and non-deductible amortization of goodwill, from 38.2% to 40.4%, respectively, accounted for the difference.

             Net Income Before Extraordinary Items. Net income before extraordinary items was essentially unchanged from 1994 to 1995 at $4.2 million.

             Extraordinary Gain. the Company recorded a $0.4 million extraordinary gain in 1995 in connection with the repurchase of its 10-1/4% Senior Notes due 2003.

             Net Income. Net income increased from $4.1 million in 1994 to $4.6 million in 1995.

   Seasonality

             The Company does not believe that its business is subject to seasonal factors which would materially affect its financial performance. However, the Company periodically shuts down its manufacturing operations during the third and fourth quarter for routine maintenance of such facilities. As a result of these shutdowns, the Company may experience modest declines in sales and profitability during these quarter when compared to other quarters during the year. Further, seasonal variations in hide quality can impact the Company's financial performance. See Item 1 of this Form 10-K under the caption "Raw Materials."

   Liquidity and Capital Resources

             General. The Company's ongoing liquidity requirements arise principally from its indebtedness and the funding of working capital.
   Such requirements are primarily driven by mandatory interest and principal payments, and fluctuations in raw material costs. Vendor credit from cattlehide suppliers is generally limited to selling terms of approximately seven days. Although the Company purchases raw material throughout the year, there may be times that the Company builds raw material inventories because of the availability of higher quality hides. See Item 1 of this Form 10-K under the caption "Raw Materials." The Company borrows under its revolving credit facilities to meet its working capital needs.

             Capital expenditures were $6.5 million, $7.9 million and $6.1 million in 1996, 1995 and 1994, respectively. Most of these capital expenditures were for the replacement of worn out or obsolete equipment used in manufacturing processes, although expenditures were also made for safety and environmental compliance, productivity improvements and to alleviate capacity bottlenecks. The Company also expended $1.1 million in each of 1996 and 1995, and $0.8 million in 1994 to acquire an enterprise-wide suite of information systems applications to upgrade manufacturing controls, improve manufacturing productivity and avoid century dating problems which exist in the Company's legacy computer systems. Upon completion of this project, the Company believes it will no longer be materially exposed to internally-generated century dating problems, since the Company will have converted all of its critical legacy computer systems. The Company estimates that the project will be completed in 1998.

             Cash flow from operations was $1.7 million, $12.5 million and $25.6 million in 1996, 1995 and 1994, respectively. During these periods, the Company's operations used cash primarily for capital expenditures, interest payments, including semi-annual interest payments on its Senior Notes due 2003 and, prior to the 1996 Holding Company Recapitalization, interest payments on its Senior Subordinated Debentures, the repurchase of a portion of its public notes, cash dividends on its common stock and, in 1995, the acquisition of A.R. Clarke. The $10.8 million decrease in cash flow from operations in 1996 compared to 1995 was due to operating losses experienced during 1996 compared with operating income in 1995, partially offset by working capital reductions, principally related to inventories and accounts receivable. LIFO inventories dropped approximately $9.1 million during 1996 due principally to the writedowns taken in connection with the Company's new policy on excess and off-quality inventories; accounts receivable balances dropped approximately $8.8 million during 1996 because of lower sales volume late in the year, due partially to calendar-driven year end factory shutdowns, improved collections and additional provisions made for potentially doubtful accounts. Days sales outstanding ("DSO") in accounts receivable were 41 days as of December 31, 1996, compared with 47 days as of December 31, 1995. The $13.1 million reduction in cash flow from operations from 1994 to 1995 was due principally to the non-recurrence of inventory reductions that the Company implemented in 1994. Cash flow from operations, together with cash on hand and borrowings under the Company's revolving bank loan facilities, has been sufficient to meet the Company's debt service requirements. The Company has implemented price increases to reflect the current cattlehide market, which it expects will favorably impact 1997 results, although there can be no assurances that such increases will hold in the marketplace, or that further changes in hide markets will not make other pricing actions necessary.

             During 1996, 1995 and 1994, the Company paid $50,000, $1.2 million and $4.0 million, respectively, of cash dividends on its common stock. Under the New Revolving Credit Facility, the Company is limited to paying cash dividends on its common stock only to fund certain administrative expenses of USLH and the New Holding Company up to a maximum of $50,000 per year. The Senior Notes due 2003 also limit the Company's ability to pay cash dividends.

             On December 31, 1996, the Company's outstanding indebtedness was $162.1 million, which consisted of $130 million principal amount of Senior Notes due 2003 and $31.8 million of borrowings under the New Revolving Credit Facility. The Senior Notes mature in July, 2003, at which time the entire $130 million principal amount becomes due. The New Revolving Credit Facility is an $80 million facility maturing on October 31, 2001. At December 31, 1996, the Company had approximately $41.6 million available under the New Revolving Credit Facility, after deducting outstanding borrowings and letters of credit issued thereunder. However, pursuant to a February 1997 amendment to the New Revolving Credit Facility described below, the availability under the New Revolving Credit Facility would have been reduced to $19.2 million as of December 31, 1996.

             On April 9, 1996, a series of transactions were completed, with the consent of Old Holdings, USLH and the Company, which resulted in the Former Holding Company Debenture Holders foreclosing on their security. Such foreclosure occurred as a result of the noncompliance, as of December 31, 1995, by Holdings of a financial covenant contained in the Old Holdings Debentures. The foreclosure resulted in the cancellation of the Old Holdings Debentures and the contribution of all of the capital stock of USLH, the holding company which owns 100% of the capital stock of the Company, to the New Holding Company. The foreclosure also resulted in the elimination of any ownership interest in USLH or the Company by BSAC VII. The nominees of BSAC VII resigned from the Board of Directors of the Company and were replaced by nominees of the New Holding Company. The 1996 Holding Company Recapitalization did not cause a default under any of the existing debt of the Company, nor did it constitute a change of control or default under the Senior Notes or the Old Revolving Credit Facility.

             On November 1, 1996, the Company replaced the Old Revolving Credit Facility with a new $80 million revolving credit facility. In December 1996 the New Revolving Credit Facility was amended and restated to reflect the syndication of the facility among a number of financial institutions. Loans made under the New Revolving Credit Facility are secured by essentially all the assets of the Company, except for real property. Loan availability is based on the Company's accounts receivable and inventories balances after certain exclusions. The agreement includes certain financial covenants, as well as restrictions related to, among other things, capital expenditures and indebtedness.

             The Company incurred a substantial loss in 1996. Although management has implemented measures which it believes will eventually improve the financial performance of the Company, there can be no assurance that such measures will be sufficient to permit the Company to reverse recent trends and meet all of its obligations going forward. Due to the loss incurred in 1996, the Company was not in compliance at December 31, 1996 with certain financial covenants contained in the New Revolving Credit Facility. In February 1997 the New Revolving Credit Facility was amended to extend until March 31, 1997 the Company's reporting requirements with respect to compliance with the December 31, 1996 financial covenants so that no formal default or event of default would occur under the New Revolving Credit Facility prior to such date. This amendment also suspended the Company's ability to borrow under the overadvance provisions contained in the New Revolving Credit Facility. In March 1997 the New Revolving Credit Facility was further amended to (1) eliminate FIFO EBITDA related covenants for 1996, (2) change the FIFO EBITDA related covenants for 1997, (3) establish a fixed charge ratio covenant beginning in 1998, (4) reduce the availability, (5) eliminate the Company's ability to utilize overadvance borrowings and (6) increase the annual interest rate charged on amounts borrowed to LIBOR plus 2.75% or prime plus 1.00%. As a result of this amendment and the working capital needs of the Company since December 31, 1996, management estimates the availability under the New Resolving Credit Facility was approximately $5 million as of March 15, 1997. Management believes that the Company will be in compliance with the amended 1997 financial covenants contained in the New Revolving Credit Facility and that the Company will have sufficient liquidity to conduct its operations. However, there can be no assurance that the Company's operations will generate sufficient cash flow, considered together with the amounts available under the New Revolving Credit Facility, to meet the Company's future liquidity requirements.

   New Accounting Pronouncements

             Information with respect to new accounting pronouncements is included in Item 8 of this Form 10-K in Note 2 of the Notes to Consolidated Financial Statements.

   Item 8.   Financial Statements and Supplementary Data

             The consolidated financial statements of the Company for the three years ended December 31, 1996 are set forth on pages F-1 through F-17 of this Form 10-K. See Item 14 of this Form 10-K under the caption "Exhibits, Financial Statement Schedules and Reports on Form 8-K" for a complete list of the Company's financial statements and financial statement schedules.

   Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

             None.

                                    Part III

   Item 10.  Directors and Executive Officers

             The following table sets forth the name, age and position with the Company of each person who, as of March 21, 1997, is a director, nominee for director, and/or executive officer of the Company:

             Name              Age           Position with the Company


    William F. Loftus           58    President and Chief Executive Officer

    Kinzie L. Weimer            46    Senior Vice President, Chief
                                      Financial Officer and Secretary

    Edwin M. Taylor, Jr.        48    Vice President, Human Resources and
                                      Administration

    George B. Stockman          47    Vice President, Environmental Affairs

    Dan Yakel                   53    Controller and Assistant Secretary

    Anthony Biancanello         57    Director

    Michael J. Drabb            63    Director

    Michael L. Pulte            59    Director


             William F. Loftus has been a member of the Board of Directors of the Company since April 1996. Mr. Loftus is a partner in Claymore Partners, Ltd., for whom he has served since 1995. Previously, Mr. Loftus served in a variety of senior financial and managerial positions with Turner & Partners from 1993 until 1995, Cabot Corporation from 1991 to 1992, as well as with Allied Signal Corporation and E.I. duPont de Nemours & Co. prior to 1991. Mr. Loftus also serves as President and Chief Executive Officer of Leather U.S., Inc. and USLH.

             Kinzie L. Weimer has served as Senior Vice President, Chief Financial Officer and Secretary of the Company since December 1996. Mr. Weimer previously served as Senior Vice President and Chief Financial Officer of Dade International Inc. from 1995 to 1996, and as Vice President and Chief Financial Officer of Eon Labs, Inc. from 1994 to 1995. Mr. Weimer held a variety of financial management positions in the General Electric Company from 1973 through 1993, including graduating from GE's Financial Management Program in 1975. Mr. Weimer has also served, since December 1996 as Vice President and Secretary of the Leather U.S., Inc. and USLH.

             Edwin M. Taylor, Jr. has served as Vice President of Human Resources and Administration of the Company since August 1996. Mr. Taylor was Director of Human Resources for the Company's Furniture Group from 1994 until assignment to his present position in 1996. Previously, Mr. Taylor served in increasingly responsible positions in the Human Resources functions of Meredith/Burda Printing Company (a subsidiary of R.R. Donnelley and Sons Company since 1993) from 1979 to 1994.

             George B. Stockman has served as Vice President of Environmental Affairs since January 1995. Previously, Mr. Stockman was Vice President of Manufacturing at the Company's Pfister & Vogel operations from December 1990 until December 1994, and, prior to 1990 served in a variety of technical, environmental and manufacturing positions for P&V since 1972.

             Dan Yakel has served as the Company's Corporate Controller and Assistant Secretary since July 1996. From 1994 until assignment to his present position in 1996, Mr. Yakel was the Chief Financial Officer of the Company's Footwear and Personal Leather Goods Group. Previously, Mr. Yakel served the Company in a variety of financial positions since 1972.

             Anthony Biancanello has been a member of the Company's Board of Directors since April 1996. Mr. Biancanello is the Chairman, President and Chief Executive Officer of Berwick Capital, Inc., a private investment company he founded in 1990. Previously, he was the co-founder, in 1976, of The Berwick Group, Inc., a general consulting company which he co-managed until 1990. Prior to this, Mr. Biancanello was a senior consultant with Arthur D. Little, Inc. from 1972 until 1976, and previously held senior systems engineering positions with Sanders Associates, Inc. and the Raytheon Company. Mr. Biancanello also served as an officer in the United States Navy with service in Vietnam. Mr. Biancanello is also a member of the Board of Directors of Leather U.S., Inc. and USLH.

             Michael J. Drabb has been a member of the Company's Board of Directors since April 1996. Mr. Drabb has served as Executive Vice President and Director of O'Brien Asset Management since 1993, and previously, was Executive Vice President of The Mutual Life Insurance Company of New York ("MONY") from 1989 until 1992. From 1987 to 1989, Mr. Drabb was President of MONY Capital Management. In addition to serving on the Boards of the Company, Leather U.S., Inc. and USLH, Mr. Drabb is a Director of J.P. Foodservice, Inc. and several funds sponsored by the New York Life Insurance and Annuity Corporation and MONY.

             Michael L. Pulte has been a member of the Company's Board of Directors since April 1996. Mr. Pulte served The Joseph Horne Co., Inc. from 1977 until 1994, including positions as Chairman of the Board, President and Chief Executive Officer from 1991 to 1994, Senior Vice President, Chief Operating Officer and Director from 1987 to 1991, Senior Vice President of Operations and Real Estate from 1979 to 1987 and Vice President and Director of Stores from 1977 to 1979. Previously, Mr. Pulte served in a variety of managerial and professional positions with The M. O'Neil Company and the J. L. Hudson Company. Mr. Pulte is a member of several professional and civic association boards, and also serves as a Director of Leather U.S., Inc. and USLH.

             In March 1997 James Neidhart resigned as a director of the Company. Mr. Neidhart became a director in April 1996 in connection with the 1996 Holding Company Recapitalization.

   Item 11.  Executive Compensation

             The Company compensates Messrs. Biancanello, Drabb and Pulte, as directors, $15,000 annually plus $1,000 per meeting of the Board ($500 for meetings by teleconference). Mr. Loftus is not compensated as a director. The Company also reimburses its directors for expenses incurred in connection with travel to and from Board meetings.

             The following table sets forth the cash and non-cash compensation paid or accrued in 1996, 1995 and 1994 to the current and former Chief Executive Officer of the Company, the two persons who were executive officers at the end of 1996 whose combined salary and bonus for 1996 exceeded $100,000 and two persons who were former executive officers at the end of 1996 whose combined salary and bonus for 1996 exceeded $100,000.

                                                                                                         Defined
           Name and                                                                  Other             Contribution
      Principal Position      Year           Salary               Bonus          Compensation(1)          Plans


    William F. Loftus         1996               -0-                -0-           $382,104(2)               -0-
     President and CEO        1995               -0-                -0-                -0-                  -0-
                              1994               -0-                -0-                -0-                  -0-

    Ernst H. Hagen            1996          $203,999                -0-           $  3,440(3)            $8,324
     Former Vice President    1995           185,000                -0-              5,277(3)             8,550
     of Operations            1994           156,000            $51,480              3,977(3)             9,149

    Dan Yakel                 1996          $133,000                -0-           $  8,715(5)            $6,650
     Corporate Controller     1995           133,000                -0-                -0-                8,550
                              1994           127,900            $42,200                -0-                7,946

    Robert E. Koe             1996          $546,364(4)        $200,000(4)        $ 15,293(3)            $9,053
     Former Chairman,         1995           530,450                -0-             40,826(3)             8,550
     President and CEO        1994           515,000            265,000             39,824(3)             9,864

    Robert A. Hale            1996          $360,500(4)        $ 54,075(4)        $  2,197(5)            $8,105
     Former Senior Vice       1995           175,000                -0-              4,461(3)             8,550
     President, Chief         1994           159,000             52,000             29,944(5)             7,319
     Financial Officer and
     Secretary

    Anton K. Mayer            1996          $216,610                -0-           $109,320(6)            $5,323
     Former Executive Vice    1995           287,789                -0-             67,819(3)             8,550
     President and former     1994           276,856           $ 88,245            102,360(5)               -0-
     President of the
     Lackawanna division


   (1) Except as otherwise provided herein, no amounts for executive perquisites and other personal benefits, securities or property are shown because the aggregate dollar amount per executive is less than the lesser of $50,000 or 10% of annual salary and bonus.

   (2) Amounts paid to Claymore Partners Ltd. in connection with Mr. Loftus' service as President and Chief Executive Office pursuant to the Company's agreement with Claymore Partners Ltd. See Item 11 of this
        Form 10-K under the caption "Employment Agreement."

   (3)  Amounts paid under the Company's Supplementary Retirement Program.

   (4)  Includes amounts paid pursuant to severance arrangements.

   (5) Amounts paid under the Company's 1992 Long Term Incentive Plan, which was canceled upon the consummation of the 1996 Holding Company
        Recapitalization.

   (6)  Includes $60,386 paid to Mr. Mayer under the Company's Supplementary
        Retirement Program and $48,934 paid under the Company's 1992 Long
        Term Incentive Plan.

             Messrs. Koe, Hale and Mayer resigned from the Company during 1996 and Mr. Hagen resigned from the Company in 1997.


   Long Term Incentive Plans

             All long term incentive plans existing prior to the 1996 Holding Company Recapitalization were terminated as of May, 1996.

             Executive Incentive Compensation Plan. In December 1996, the Board of Directors of the Company approved the United States Leather, Inc. Executive Incentive Compensation Plan (the "Incentive Plan") for certain key executive positions within the Company. The purpose of the Incentive Plan is to motivate the key executive group in the Company to achieve certain earnings goals set forth in the Company's annual business plan. The amount of each participant's potential award under the Incentive Plan (the "Target Award") is determined by the Board of Directors at the beginning of each fiscal year as a percentage of such participant's annual base salary. One-half of each participant's Target Award is based on attaining the Company's earnings goal (the "Target Portion") and the other half is based on a subjective evaluation of the participant's individual performance (the "Discretionary Portion"). If the Company exceeds the earnings goal of its business plan, the Target Portion of the Target Award is increased, with a maximum increase of two times such Target Portion if the actual earnings are 50% or greater than the earnings goal; however, in no event will the amount paid to a participant in any given year exceed twice the Target Award set for such participant.

             Executive Equity Ownership Plan. In December 1996, the Board of Directors of the Company approved the United States Leather, Inc. Executive Equity Ownership Plan (the "Equity Ownership Plan") for certain key executive positions within the Company. The purpose of the Equity Ownership Plan is to incent the selected executives to increase the value of the Company, and provide them an opportunity to share in such increased value at such time as the Company may be sold by its present owners to new owners. The Equity Ownership Plan provides for each selected executive to defer all or part of his or her incentive compensation under the Incentive Plan (such incentive compensation to be awarded in the year following that in which it is earned) into the Equity Ownership Plan for a maximum of three years. When the Company is sold, amounts deferred will be paid out to each participant plus (1) interest accrued at predetermined rates on such deferrals, and (2) matching Company contributions based on a formula which is governed by the value of the Company at the time of sale. Such matching contributions may range from zero to twice the amount contributed by each executive. If the Company is not sold within the three-year life of the Equity Ownership Plan, each participant will be paid the sum of his or her deferred incentive compensation plus interest. The Equity Ownership Plan also contains a retention feature which requires each participant to forfeit both his or her contributions and any matching payments should he or she voluntarily terminate his or her employment with the Company prior to the date on which a sale is consummated.

             Option Grants. No stock options were granted in 1996, and none were outstanding from prior years as of December 31, 1996. All rights under stock options granted in prior years terminated with the 1996 Holding Company Recapitalization.

   Compensation Committee Interlocks and Insider Participation

             In 1996, the Board of Directors formed a compensation committee consisting of Mr. Drabb and Mr. Pulte, and prior to his resignation from the Board of Directors, Mr. Neidhart. No executive officer of the Company has served as a director or member of the compensation committee of any other entity of which one or more executive officers has served on the Board of Directors of the Company.

   Employment Agreement

             Effective April 1, 1996, the Company entered into an agreement with Claymore Partners Ltd. ("Claymore") providing for, among other things, William F. Loftus' service as President and Chief Executive Officer of the Company. Under the terms of this agreement, Claymore also agreed to provide the Company with certain financial consulting and business planning services. In exchange for the services provided, Claymore is reimbursed at the rate of $200 per hour for work performed by partners of Claymore (including Mr. Loftus) and $160 per hour for work performed by senior associates of Claymore, plus in each case, reimbursement for out of pocket expenses at cost. The Company also agreed to indemnify Claymore against any liabilities that Claymore may incur in connection with its service to the Company under the agreement. The Agreement may be canceled by either party at any time.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

             All 100 outstanding shares of the Company's common stock are owned by USLH, which is a wholly-owned subsidiary of the New Holding Company. The common stock of the New Holding Company is owned, in its entirety, by The Equitable Life Assurance Society of the United States and certain of its affiliates (87.23%) and First Plaza Group Trust (12.77%).

   Item 13.  Certain Relationships and Related Transactions

             The Company is an indirect wholly-owned subsidiary of the New Holding Company and will join in the filing of a consolidated federal income tax return with the New Holding Company. As a member of the New Holding Company consolidated group, the Company and the New Holding Company are jointly and severally liable for all income tax liabilities of the group for years during which the Company is a member of the group.
   The Company and Old Holdings had entered into a Tax Sharing Agreement which relates to the payment of taxes and certain related matters. With the 1996 Holding Company Recapitalization, this Tax Sharing Agreement was terminated.

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1)    Consolidated Financial Statements                           Page

        As of December 31, 1996, 1995 and 1994 and for each of the three years then ended:

        Report of Independent Public Accountants . . . . . . . . . . . .  F-1

        Consolidated Balance Sheets - December 31, 1996
        and December 31, 1995  . . . . . . . . . . . . . . . . . . . . .  F-2

        Consolidated Statements of Operations for the Years
        Ended December 31, 1996,
             December 31, 1995 and December 31, 1994 . . . . . . . . . .  F-3

        Consolidated Statement of Stockholders' Equity for
        the Years Ended
             December 31, 1996, December 31, 1995 and
             December 31, 1994 . . . . . . . . . . . . . . . . . . . . .  F-4

        Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1996, December 31, 1995
             and December 31, 1994 . . . . . . . . . . . . . . . . . . .  F-5

        Notes to Consolidated Financial Statements . . . . . . . . . . .  F-6

   (a)(2)    Financial Statement Schedules

        None

   (b)  Reports on Form 8-K

        The Company did not file any Reports on Form 8-K during the fourth quarter of 1996.

   (c)  Exhibits

        The Exhibits filed or incorporated by reference herewith are as specified in the Exhibit Index included herein.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated:  March 31, 1997                  UNITED STATES LEATHER, INC.



                                      By:  /s/William F. Loftus
                                           William F. Loftus
                                           President and Chief Executive
                                           Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                         Title                   Date


    /s/William F. Loftus      President and Chief Executive   March 31, 1997
    William F. Loftus         Officer and Director
                              (Principal Executive Officer)


    /s/Kinzie L. Weimer       Senior Vice President, Chief    March 31, 1997
    Kinzie L. Weimer          Financial Officer and
                              Secretary (Principal
                              Financial Officer and
                              Principal Accounting Officer)


    /s/Anthony Biancanello    Director                        March 31, 1997
    Anthony Biancanello


    /s/Michael J. Drabb       Director                        March 31, 1997
    Michael J. Drabb


    /s/Michael L. Pulte       Director                        March 31, 1997
    Michael L. Pulte

           Supplemental Information to be Furnished With Reports Filed
               Pursuant to Section 15(d) of the Act by Registrants
     Which Have Not Registered Securities Pursuant to Section 12 of the Act

             (c) No annual report or proxy material has been sent to the Company's security holders.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   To the Board of Directors
   of United States Leather, Inc.:

             We have audited the accompanying consolidated balance sheets of United States Leather, Inc. (a Wisconsin corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Leather, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                             ARTHUR ANDERSEN LLP


   Milwaukee, Wisconsin
   March 28, 1997

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                     ASSETS                         As of December 31,
                                                   1996             1995
    Current Assets:
      Cash                                      $  2,894       $  4,614
      Accounts receivable, less allowances
        of $2,892 and $3,924                      35,819         44,603
      Inventories                                 64,749         73,886
      Prepaid expenses and other                   1,228          1,441
      Refundable income taxes                      2,700            572
                                                 -------        -------
         Total current assets                    107,390        125,116

    Property, Plant and Equipment:
      Land                                         2,213          2,184
      Buildings and improvements                  18,424         16,326
      Machinery and equipment                     57,178         55,403
      Furniture and fixtures                       2,746          2,804
      Other                                        3,851          1,982
                                                 -------        -------
                                                  84,412         78,699
      Less-Accumulated depreciation              (36,811)       (30,575)
                                                 -------        -------
      Property, plant and equipment, net          47,601         48,124

    Other Long-Term Assets:
      Goodwill, net of amortization of
        $25,612 and $22,115                      101,371        104,868
      Other                                        8,460          7,886
                                                 -------        -------
         Total assets                           $264,822       $285,994
                                                 =======        =======
    LIABILITIES AND STOCKHOLDER'S EQUITY
    Current Liabilities:
      Current maturities of long-term debt      $    210       $    175
      Revolving credit facility                   31,795         26,610
      Payable to bank                              5,358          5,025
      Accounts payable                             7,898         10,367
      Accrued liabilities                         17,352         13,003
      Income taxes payable                           105            312
      Deferred income taxes                          555          4,699
                                                 -------        -------
         Total current liabilities                63,273         60,191

    Long-Term Liabilities:
      Long-term debt, less current
        maturities                               130,047        130,145
      Deferred income taxes                          794          7,423
      Other long-term liabilities                  9,635          6,970

    Stockholder's Equity:
      Preferred Stock, $.01 par value-
       5,000,000 shares authorized, no
       shares issued                                  --             --
      Common Stock, voting, $.01 par
       value-35,000,000 shares
       authorized, 100 shares issued                   1              1
      Additional paid-in capital                  92,344         92,344
      Cumulative translation adjustment             (112)          (192)
      Accumulated deficit                        (31,160)       (10,888)
                                                 -------        -------
         Total stockholder's equity               61,073         81,265
                                                 -------        -------
         Total liabilities and
           stockholder's equity                 $264,822       $285,994
                                                 =======        =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Amounts in thousands, except share and per share data)

                                       For the Years Ended December 31,

                                    1996            1995          1994

    Net Sales                       $311,843       $360,660     $371,584
    Cost of Sales                    293,111        307,556      315,251
                                     -------        -------      -------
    Gross profit                      18,732         53,104       56,333
    Selling, general and
     administrative expenses          24,916         22,974       27,040
    Restructuring expense              3,744             --           --
    Amortization of intangible
     assets                            4,134          3,529        3,177
                                     -------        -------      -------
    Income (loss) from
     operations                      (14,062)        26,601       26,116
    Interest expense                  17,159         18,062       17,283
                                     -------        -------      -------
    Income (loss) before taxes
     and extraordinary item          (31,221)         8,539        8,833
    Income tax provision
     (benefit)                       (10,999)         4,373        4,685
                                     -------        -------      -------
    Net income (loss) before
     extraordinary item              (20,222)         4,166        4,148
    Extraordinary item, net of
     tax                                  --            417           --
                                     -------        -------      -------
    Net income (loss)               $(20,222)      $  4,583     $  4,148
                                     =======        =======      =======
    Per Common Share Data:
    Net income (loss) before
     extraordinary item            $(202,220)      $ 41,660     $ 41,480
    Extraordinary item                    --          4,170           --
                                     -------        -------      -------
    Net income (loss)              $(202,220)      $ 45,830     $ 41,480
                                     =======        =======      =======


   The accompanying notes are an integral part of these consolidated statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Amounts in thousands)
                                                     Additional     Cumulative                       Total
                                          Common       Paid-in     Translation    Accumulated    Stockholder's
                                          Stock        Capital      Adjustment      Deficit         Equity

    BALANCE, December 31, 1993                $1       $92,344            --       ($14,410)         $77,935
       Net Income                             --            --            --          4,148            4,148
       Common Stock Dividends                 --            --            --         (4,036)          (4,036)
                                          ------        ------        ------        -------          -------
    BALANCE, December 31, 1994                $1       $92,344            --       ($14,298)         $78,047
                                          ======        ======        ======        =======          =======
       Net Income                             --            --            --          4,583            4,583
       Cumulative Translation
        Adjustment                            --            --          (192)            --             (192)
       Common Stock Dividends                 --            --            --         (1,173)          (1,173)
                                          ------        ------        ------        -------           ------
    BALANCE, December 31, 1995                $1       $92,344         ($192)      ($10,888)         $81,265
                                          ======        ======        ======        =======           ======
       Net Loss                               --            --            --        (20,222)         (20,222)
       Cumulative Translation
        Adjustment                            --            --            80             --               80
       Common Stock Dividends                 --            --            --            (50)             (50)
                                         -------       -------       -------        -------          -------
    BALANCE, December 31, 1996                $1       $92,344         ($112)      ($31,160)         $61,073
                                         =======       =======       =======        =======          =======


   The accompanying notes are an integral part of these consolidated statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             (Amounts in thousands, except share and per share data)

                                        For the Years Ended December 31,
                                         1996          1995        1994
    Cash Flows from Operating
    Activities:
       Net income (loss)               $(20,222)     $ 4,583     $ 4,148
       Adjustments to reconcile net
        income (loss) to net cash
        provided by operating
        activities:
         Depreciation and
          amortization                   11,121        9,718       8,432
         Noncash (gain) loss                 55            9         (88)
         Noncash gain on
          extraordinary item                 --         (417)         --
         Noncash interest expense         1,213        1,455       1,369
         Deferred income taxes          (10,773)         (21)       (621)
         Change in assets and
          liabilities:
           Accounts receivable            8,784        2,774         619
           Inventories                    9,137       (1,728)      9,306
           Prepaid expenses and other       213        1,921        (253)
           Other assets                       9        1,791        (418)
           Accounts payable              (2,469)      (4,010)      2,736
           Accrued liabilities            4,349         (528)      1,238
           Income taxes
            payable/receivable           (2,335)         772        (830)
           Other long-term
            liabilities                   2,664       (3,791)        (60)
                                        -------      -------     -------
           Net cash provided by
            operating activities          1,746       12,528      25,578
                                        -------      -------     -------
    Cash Flows from Investing
     Activities:
       Capital expenditures              (6,523)      (7,948)     (6,062)
       Acquisition of A.R. Clarke &
        Co., Limited                         --       (4,914)         --
       Purchase of software license      (1,089)      (1,080)       (830)
                                        -------      -------     -------
         Net cash used in investing
          activities                     (7,612)     (13,942)     (6,892)
                                        -------      -------     -------
    Cash Flows from Financing
     Activities:
       Payments of revolving credit
        facility                        (93,049)     (76,648)    (84,090)
       Borrowings under revolving
        credit facility                  98,234       82,258      71,140
       Net change in payable to bank        334          890       1,196
       Senior debt refinancing fees      (1,240)          --          --
       Proceeds from construction
        loan                                 --           --         427
       Purchase of Senior Notes              --       (3,280)       (870)
       Payment of long-term debt           (163)         (43)       (172)
       Payment of common stock
        dividends                           (50)      (1,173)     (4,036)
                                        -------      -------     -------
         Net cash provided by (used
          in) financing activities        4,066        2,004     (16,405)
                                        -------      -------     -------
    Effect of Exchange Rate Changes
     on Cash                                 80         (192)         --
                                        -------      -------     -------
    Net (decrease) increase in cash      (1,720)         398       2,281
    Cash, beginning of period             4,614        4,216       1,935
                                        -------      -------     -------
    Cash, end of period                 $ 2,894      $ 4,614     $ 4,216
                                        =======      =======     =======
    Supplemental cash flow
     disclosures:
      Interest paid                     $15,963      $16,663     $15,776
      Income taxes paid (refunds
        received)                        (1,684)       5,021       6,100



   The accompanying notes are an integral part of these consolidated statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
             (Amounts in thousands, except share and per share data)


   (1)  Basis of Presentation

   Acquisition:

             On December 30, 1988, United States Leather, Inc. (the "Company") acquired Lackawanna Leather Company ("Lackawanna"), Pfister & Vogel Leather Company ("Pfister & Vogel") and A.L. Gebhardt Company, Inc. ("Gebhardt") in a leveraged buyout transaction for an aggregate purchase price including covenant-not-to-compete payments and related transaction costs of $231,407 (the "Acquisition"). Of the aggregate purchase price, $23,000 was paid by the Company in 1989 in the form of a final distribution to the seller. Since the transaction resulted in a 100% change in control, the Acquisition was accounted for under the purchase method of accounting and, as a result, $126,726, which represents the excess of the purchase price over the fair value of net assets acquired, was allocated to goodwill and is being amortized over 40 years.

   1996 Holding Company Recapitalization:

             On April 9, 1996, a series of transactions were completed with the consent of the Company which resulted in a change in the ultimate ownership of the Company from U.S. Leather Holdings, Inc. ("Old Holdings") to Leather U.S., Inc. (the "New Holding Company"). Old Holdings had been in default under its senior debentures (the "Old Holdings Debentures") due to the noncompliance by Old Holdings of a financial covenant contained in the Old Holdings Debentures as of December 31, 1995.

             The holders of the Old Holdings Debentures foreclosed, with Old Holdings consent, on their security which was the stock of Old Holdings' direct subsidiary, United States Leather Holdings, Inc. ("USLH"), the immediate parent of the Company. Such foreclosure resulted in the satisfaction and cancellation of the Old Holdings Debentures. The covenant default, and the subsequent consensus foreclosure, did not constitute a default or a change in control under the terms of the Company's existing public or bank debt.

             Such foreclosure resulted in the elimination of any ownership in the Company by Bear Stearns Acquisition Corp. VII, the majority shareholder of Old Holdings, and vested complete ultimate share ownership in the Company in The Equitable Life Assurance Society of the United States and certain of its affiliates and First Plaza Group Trust. The nominees of Bear Stearns Acquisition Corp. VII have resigned from the Board of Directors of the Company and have been replaced by nominees of the New Holding Company.

   (2)  Summary of Significant Accounting Policies

   Revenue recognition:

             Revenue is recognized upon shipment of the Company's products.

   Cash:

             The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

   Inventories:

             Substantially all of the Company's inventories are valued at the lower of cost, determined on a last-in, first-out (LIFO) basis, or market. Inventory costs include raw material, primarily cattlehides, labor and factory overhead.

   Property, plant and equipment:

             Property, plant and equipment acquired in the Acquisition have been recorded at their estimated fair market values at the Acquisition date. Property, plant and equipment acquired after the Acquisition are stated at cost. Property, plant and equipment is depreciated on a straight-line basis over the following estimated useful lives:

                                           Years

             Buildings and improvements    10 - 30
             Machinery and equipment        3 - 10

   Goodwill:

             Goodwill is amortized on a straight-line basis over 40 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related segment's discounted net cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Amortization expense was $3,497, $3,177, and $3,177 for 1996, 1995 and 1994,
   respectively.

   Other Assets:

             Other assets include $5,306 and $5,179 of deferred financing costs at December 31, 1996 and 1995, respectively. These costs are amortized as interest expense over the terms of the related debt. Such expense was $1,093, $1,329 and $1,258 for 1996, 1995 and 1994,
   respectively. Other assets also include $2,192 and $1,740 of license and consulting fees for a fully integrated set of software modules covering all primary functional areas of the business at December 31, 1996 and 1995, respectively. These costs are amortized over the life of the license agreement. Amortization expense in 1996 and 1995 was $586 and $352, respectively.

   Accrued liabilities:

             Accrued liabilities include $5,752 and $5,738 of accrued interest payable as of December 31, 1996 and 1995, respectively.

   Payable to bank:

             Payable to bank represents outstanding checks written by the Company in excess of cash balances. This amount is classified as a current liability by the Company.

   Income taxes:

             The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the liability method prescribed by SFAS No. 109, deferred taxes are provided based upon enacted tax laws and rates applicable to the periods in which the taxes become payable.

   Net income (loss) per share:

             Net income (loss) per share is calculated by dividing net income
   (loss) by the weighted average of Common Shares and Common Share equivalents outstanding during the period. The average weighted number of Common Shares and Common Share equivalents outstanding used in the computation of net income (loss) per share was 100 for 1996, 1995 and 1994.

             In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This standard establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. This standard simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share. The standard is effective for fiscal years ending after December 15, 1997.

   Research and development:

             Research and development costs are expensed as incurred. Expenses were $2,333, $2,402 and $2,120 for 1996, 1995 and 1994, respectively.

   Refinancing expense:

             During 1996, the Company incurred expenditures of $1,225 in relation to the refinancing of the revolver discussed in Note (8). These expenditures have been capitalized as deferred financing costs and are included in Other Assets. During 1995, the Company incurred expenses of $179 in relation to the acquisition of A.R. Clarke discussed in Note (4). These expenditures have been capitalized as deferred financing costs and are included in Other Assets.

   Use of estimates:

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Foreign Currency Translation:

             Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of stockholder's equity.

   Long-Lived Assets:

             In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company adopted this standard during 1996. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

   (3)  Description of Business

             The Company, which operates in a single business segment, produces a broad line of semi-finished and finished leather and related products which are sold domestically and internationally to a diverse customer base in three principal markets: furniture, footwear and personal leather goods, and automotive. During 1996, the Company changed its focus from reporting results by division to reporting by business line. The three principal lines of business are as follows:

             Furniture Group - The Company, under the trade name Lackawanna Leather, is a supplier of upholstery leather to the furniture industry.

             Footwear and Personal Leather Goods Group - The Company is a producer of finished leather for footwear, accessories, sporting goods, apparel and other personal leather goods. Sales are made under the brand names of Pfister & Vogel, A.L. Gebhardt, A.R. Clarke and Caldwell-Moser Leather.

             Automotive Group - The Company is a producer of finished leather for use in automobile interiors.

             International sales include export sales from the Company's domestic operations, and sales by A.R. Clarke, Ltd. (a division of the Footwear and Personal Leather Goods Group) to markets other than the United States, and sales, prior to discontinuation, from the Company's German operations. International sales for the years 1996, 1995 and 1994 are as follows:

    Area                            1996          1995          1994

    Asia  . . . . . . . . . .      $46,471       $53,631       $41,592
    Europe  . . . . . . . . .       17,113        16,763        15,984
    Americas  . . . . . . . .       44,934        49,008        35,983
                                   -------       -------       -------
         Total  . . . . . . .     $108,518      $119,402       $93,558
                                   =======       =======       =======

   (4)  Purchase of A.R. Clarke & Co., Limited

             On January 30, 1995, the Company purchased substantially all of the non-cash assets of A.R. Clarke & Co., Limited of Toronto, Canada for approximately $4,914 in cash, plus the assumption of certain liabilities approximating $800. This acquisition was accounted for under the purchase method of accounting and accordingly, the acquired company's results of operations are included in the Company's consolidated statement of operations beginning on January 31, 1995. No material amount of goodwill arose out of this acquisition. The purchase was financed through borrowings under the Company's revolving credit facility, which was amended and restated in the first quarter of 1995 to accommodate the acquisition. The Company's pro forma results of operations for 1995 are not materially different than historical results and thus are not presented.

   (5)  Allowance for Doubtful Accounts

             Information for the allowance for doubtful accounts is as follows:

                              Balance    Additions   Write-offs    Balance
                             Beginning    Charged      Net of      End of
                              of Year    to Income   Recoveries     Year

    Year ended December 31,
     1996 . . . . . . . . .     $3,924      $1,752       $2,784     $2,892
    Year ended December 31,
     1995 . . . . . . . . .      3,113         927          116      3,924
    Year ended December 31,
     1994 . . . . . . . . .      2,047       2,257        1,191      3,113

             The allowance for doubtful accounts is based on management's estimate of amounts expected to be uncollectible considering historical experience and the information management is able to obtain regarding the financial condition of major customers. Due to the concentration of the Company's customers in three key industries (furniture, footwear and personal leather goods, and automotive), significant changes in these markets could cause management's estimates of uncollectible accounts to differ materially from the estimates used in the consolidated financial statements as of December 31, 1996.

   (6)  Inventories

             Inventories consisted of the following at December 31:

                                                  1996          1995
    At lower of cost, using the first-in,
     first-out (FIFO) cost method or market:
       Raw materials and supplies . . . . .       $18,556      $18,367
       Work-in-process  . . . . . . . . . .        29,655       32,549
       Finished goods . . . . . . . . . . .        25,253       29,716
                                                   ------       ------
        Total FIFO inventories  . . . . . .        73,464       80,632
    Difference between FIFO and LIFO cost of
     inventories  . . . . . . . . . . . . .        (8,715)      (6,746)
                                                   ------       ------
        Total LIFO inventories  . . . . . .       $64,749      $73,886
                                                   ======       ======

   (7)  Lease Commitments

             The Company leases certain manufacturing, warehouse, transportation and office facilities and equipment. The leases generally require the Company to pay tax, insurance and maintenance expenses relating to the leased assets.

             As of December 31, 1996, future minimum lease payments required under operating leases are as follows:

                       Year
                       1997                       $454
                       1998                        249
                       1999                        144
                       2000                         51
                       2001                         24
                       Thereafter                   24
                                                  ----
                                                  $946
                                                  ====

             Rent expense under operating leases for the years ended December 31, 1996, 1995 and 1994 was $504, $582 and $887, respectively.

   (8)  Revolving Credit Facility

             The Company entered into a new five year, $80,000, asset-based revolving credit facility (the "New Revolving Credit Facility") on November 1, 1996 with a group of banks (the "Bank Group"). The New Revolving Credit Facility is secured by essentially all of the assets of the Company with the exception of real property. Loans under the New Revolving Credit Facility bear interest at a rate equal to 0.25% plus prime or 2.00% plus LIBOR. The Company pays a 0.375% commitment fee on the unused portion of the facility. Included in the New Revolving Credit Facility is a $10,000 line related to letters of credit. As of December 31, 1996, letter of credit agreements aggregating $7,619 were outstanding under this agreement. These agreements guarantee the Company's compliance with certain contractual obligations relating to imported raw material purchases. The terms of the agreement covering the New Revolving Credit Facility includes certain financial covenants as well as restrictions related to, among other things, capital expenditures and indebtedness.

             Due to the loss incurred in 1996, the Company was not in compliance at December 31, 1996 with certain financial covenants contained in the New Revolving Credit Facility. In February 1997 the New Revolving Credit Facility was amended to extend until March 31, 1997 the Company's reporting requirements with respect to compliance with the December 31, 1996 financial covenants so that no formal default or event of default would occur under the New Revolving Credit Facility prior to such date. The amendment also suspended the Company's ability to borrow under the overadvance provisions contained in the new Revolving Credit Facility. In March 1997 the New Revolving Credit Facility was further amended to (1) eliminate FIFO EBITDA related covenants for 1996, (2) change the FIFO EBITDA related covenants for 1997, (3) establish a fixed charge ratio covenant beginning in 1998, (4) reduce the availability, (5) eliminate the Company's ability to utilize overadvance borrowings and (6) increase the annual interest rate charged on amounts borrowed to LIBOR plus 2.75% or prime plus 1.00%.

             The maximum and average outstanding borrowings and the weighted average interest rates were calculated on daily borrowings outstanding. Letters of credit of $7,619 and $1,754 as of December 31, 1996 and 1995, respectively, reduced available capacity under the facilities to $41,571 and $36,636 as of December 31, 1996 and 1995, respectively. However, had the elimination of the overadvance provisions of the New Revolving Credit Facility pursuant to the March 1997 amendment been in effect at December 31, 1996, the available capacity under the New Revolving Credit Facility on such date would have been $19,245.

   (9)  Long-Term Debt

    Long-term debt consisted of the                  1996         1995
     following:

      10 1/4% unsecured Senior Notes due
      2003 (the "Senior Notes") interest
      payable semi-annually January 31,
      and July 31, net of unamortized
      discount of $661 and $762 at               $129,339     $129,238
      December 31, 1996 and 1995,
      respectively
      Other                                           918        1,082
                                                  -------      -------
    Total debt                                   $130,257     $130,320
    Less - current maturities                       (210)        (175)
                                                  -------      -------
    Long-term debt                               $130,047     $130,145
                                                  =======      =======

      Scheduled maturities:
               Year                             Amount
               1997                              $210
               1998                               640
               1999                                39
               2000                                21
               2001                                --
            Thereafter                        129,347
                                              -------
                                             $130,257
                                              =======

        The terms of the Senior Notes contain certain covenants which restrict, among other things, additional indebtedness, restricted payments and investments. These covenants are generally less restrictive than those contained in the New Revolving Credit Facility. At December 31, 1996 the Company did not meet certain financial criteria established by such covenants and therefore was prohibited from incurring any additional indebtedness as defined in the Senior Notes indenture. Further, an acceleration of the amounts borrowed under the New Revolving Credit Facility after a default will cause a cross-default under the Senior Note indenture.

        During 1995, the Company purchased Senior Notes with an aggregate principal amount of $4,000. These have been reflected as a retirement of the Senior Notes in the consolidated balance sheet as of December 31, 1996 and 1995.

        Based on quoted market prices or dealer quotes, the fair market value of the outstanding Senior Notes was $113,100 and $96,200 at December 31, 1996 and 1995, respectively. The fair market value of the New Revolving Credit Facility discussed in Note 8 approximates its book value.

   (10) Income Taxes

        The Company is an indirect wholly-owned subsidiary of the New Holding Company and it will join in the filing of a consolidated federal income tax return with the New Holding Company. The income tax provision and related tax accounts of the Company are prepared as if the Company were filing on a stand-alone basis.

        Income taxes have been provided for (benefitted) in the accompanying financial statements as follows:

                                  1996        1995        1994
    Current:
      Federal                   $(2,700)      $3,792      $4,431
      Foreign                        311         280          --
      State                            -         297         875
                                --------      ------      ------
                                 (2,389)       4,369       5,306

    Deferred                     (8,610)           4       (621)
                                 -------      ------      ------
                               $(10,999)      $4,373      $4,685
                                 =======      ======      ======

        A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the year ended December 31 is as follows:


                                                Year ended December 31,
                                           1996          1995        1994
    Statutory Federal income tax rate      ($35.0)%      35.0%       35.0%
    State income taxes, net of Federal        2.8         2.3         6.4
     income tax benefit
    Benefit related to foreign sales          0.1        (5.5)       (5.1)
     corporation
    Nondeductible amortization of            (4.0)       13.0        12.6
     intangibles
    Meals and entertainment                  (0.1)        1.0         1.2
    Other                                     1.0         5.4         2.9
                                             ----        ----        ----
    Effective income tax rate               (35.2)%      51.2%       53.0%
                                             ====        ====        ====


        Temporary differences and credits which give rise to deferred tax liabilities as of December 31 are as follows:

                                                   1996            1995
    Deferred tax assets:
      Allowance for doubtful accounts            $1,099           $1,402
      Accrued liabilities and other               3,150            1,993
      Other                                          87              142
      Net operating loss carryforward             7,428                -
      Valuation allowance                          (500)               -
                                                 -------          ------
         Total deferred tax assets               11,264            3,537
                                                =======           ======
    Deferred tax liabilities:
      Depreciation                                7,809            7,565
      Inventory                                   4,804            8,094
                                                 ------           ------
      Total deferred tax liabilities             12,613           15,659
                                                 ------           ------
      Net deferred tax liability                 $1,349          $12,122
                                                 ======           ======


        The Company has tax benefits from net operating loss carryforwards for Federal tax totaling $6,142 that expire December 31, 2010. In addition the Company has tax benefits from state net operating loss carryforwards for state purposes of $1,286 that expire through 2010. The Company has recorded a valuation reserve of $500 for certain tax benefits from state operating loss carryforwards that management believes may not be realized.

   (11) Stockholder's Equity

   Common Stock

        The Company has 35,000,000 shares of authorized Common Stock, $.01 par value, 100 shares of which are issued and outstanding.

        Prior to 1996, certain members of management held shares in Old Holdings, the Company's ultimate parent. Under the provisions of the stockholders agreement between Old Holdings and the management shareholders (the "Stockholders Agreement"), the Company was obligated to purchase shares held by management, at the employee's option, at their original purchase price (a net amount of approximately $1,870). In January 1996, all of the management shareholders required the Company to purchase their Old Holdings shares as provided for in the Stockholders Agreement. Accordingly, the Company paid $1,755 to those shareholders in January 1996.

   Preferred Stock

        The Company has 5,000,000 shares of authorized preferred stock, $.01 par value, none of which was issued and outstanding. The Board of Directors is authorized to issue preferred stock with such voting powers, dividends, or other rights as it may deem advisable.

   (12) Profit Sharing and Pension Plans

        Substantially all of the employees of United States Leather, Inc. participate in profit sharing plans. Charges to income relating to these plans were $1,589, $1,914 and $1,461 for the periods ending December 31,
   1996, 1995 and 1994, respectively.   Prior to 1995, the Company had
   defined benefit pension plans covering substantially all of the employees of Lackawanna and the salaried employees of United States Leather, Inc. and Pfister & Vogel. In 1995, the Company terminated the plans and settled the accumulated benefit obligation of $8,981 by making lump-sum distributions, and purchasing non-participating annuity contracts. Defined benefits were not provided under any successor plan.

        As a result, the Company recognized a gain of $235 in 1995 determined as follows:

                                        Before       Effect of      After
    Assets and obligations:           Termination   Termination  Termination
      Assets and obligations:
      Accumulated benefit
       obligation                        $(8,981)      $ 8,715        $(266)
      Effects of projected future
       compensation levels                     -             -            -
                                          -------      -------      -------
      Projected benefit obligation        (8,981)        8,715         (266)

      Plan assets at fair value            8,981        (8,715)         266

    Items not yet recognized in
      earnings:
      Unrecognized net asset at
       transition                              -             -            -
      Unrecognized prior service
       cost resulting from plan
       amendment                            (374)          374            -
      Unrecognized net asset
       subsequent to transition              139         (139)            -
                                          ------        ------       ------
    (Accrued) prepaid pension cost
     on the statement of financial
     position                            $  (235)      $   235      $     -
                                          ======        ======       ======
    Net periodic pension cost
     included the following:
                                            1995          1994

      Service cost                        $   78         $ 519
      Interest cost on projected
       benefit obligation                    591           686
      Actual return on plan assets          (948)          271
      Net amortization and deferral          285          (925)
                                           -----         -----
         Net periodic pension cost        $    6         $ 551
                                           =====         =====


   (13) Incentive and Stock Option Plans

        During 1994, the Board of Directors of Old Holdings established the U.S. Leather Holdings, Inc. Long-term Incentive Plan (the "Plan"). The Plan permitted the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance units and performance shares to the Company's employees. There were 175,000 shares of Old Holdings' common shares reserved for issuance under the Plan. There were no option grants in 1995 or 1996. All options granted had an exercise price equal to or greater than the fair value of Holdings common stock at the date of grant, as determined by the Holdings Board of Directors. There is no public market for Holdings' common shares or preferred shares. In May 1996, the Company terminated this Plan and the outstanding options became null and void with the replacement of the top holding company. As of December 31, 1995, there were 109,200 options outstanding under the Plan.

   (14) Environmental Matters

        The Company's production facilities are subject to numerous environmental laws and regulations concerning, among other things, emissions to the air, discharges to the land, surface, subsurface strata and water, and the generation, handling, storage, transportation and treatment of waste byproducts and regulation regarding health and safety matters. The Company believes that its business, operations and facilities are being operated in substantial compliance in all material respects with applicable environmental and health and safety laws and regulations. The Company has been identified as a "potentially responsible party" ("PRP") by the EPA at three off-site disposal facilities and while it has responded to a section 104(e) request concerning its use of another off-site disposal facility, it has not been identified as a PRP at this site. Based on information currently available regarding the estimated remediation costs at these sites and the Company's relatively minimal contributions to such sites, the Company believes that its ultimate liability will not materially adversely affect its consolidated financial statements. In addition, the Company believes that it is entitled to indemnification from the previous owners of its divisions with respect to any potential liability at three of the four sites, although no assurances can be given as to the ability of the Company to enforce, or collect any amounts due under, such indemnification.

   (15) Operational Restructuring and Liquidity

        For the year ended December 31, 1996, the Company reported a $20.2 million net loss. The Company is highly leveraged, and certain developments have had an adverse effect on the Company.

        During 1996, the Company began a series of initiatives to strengthen the Company's financial position and return it to profitability. Among these initiatives were (1) the reorganization of the management of the Company, which included the elimination of division presidents, the elimination or replacement of several other senior executives in the Company, and a general reduction in salaried workforce, (2) comprehensive reviews of the Company's products and inventories, (3) closing two operations which had not been profitable and were not strategically critical to the Company, (4) replacing critical talent which had been lost in prior years, and (5) vacating the Company's corporate offices and moving such offices into one of the Company's operating facilities.
   During 1996, the Company also continued efforts to grow the business of its Automotive Group. These initiatives, while begun in 1996, did not have a material positive impact on 1996 results. In fact, because many of them required certain up-front costs and/or reserve provisions, they impacted 1996 negatively. The Company recorded a series of charges in 1996 of $16.5 million which management believes are unusual or non-recurring items. In the aggregate, these charges increased the Company's cost of goods sold by $12.2 million, selling, general and administrative expenses by $0.6 million, and resulted in a charge for restructuring expenses of $3.7 million. In addition, the Company incurred operating losses in 1996 aggregating $1.8 million in connection with the activities of the USL Trading Operation and German operations prior to their being discontinued.

        The Company believes that the above initiatives will eventually improve the financial performance of the Company. In addition, as discussed in Note 8, the Company has amended the New Revolving Credit Agreement to eliminate the 1996 noncompliance and to reset the 1997 financial covenants. Management believes that the Company will be in compliance with the 1997 financial covenants and that the Company will have sufficient liquidity to conduct its operations. However, there can be no assurances that the Company's operations will generate sufficient cash flow, considered together with the amounts available under the New Revolving Credit Agreement, to meet the Company's future liquidity requirements.

                                  EXHIBIT INDEX

                           UNITED STATES LEATHER, INC.
                           ANNUAL REPORT ON FORM 10-K


    Exhibit      Exhibit
    Number

    3.1 Restated Articles of Incorporation of the Company, as amended [Incorporated by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-64142)].

    3.2 Bylaws of the Company, as amended [Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-64142)].

    4.1          Indenture dated August 2, 1993, between the Company and
                 M&I First National Bank, as Trustee, in respect of the Company's 10-1/4% Senior Notes due 2003, including the form of Note [Incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-64142)].

    4.2 Restated Revolving Credit Agreement dated as of December 20, 1996, among United States Leather, Inc., A.R. Clarke Limited, The First Bank of Boston and the other banks which are parties thereto.

    4.3 Amendment No. 1 dated as of February 14, 1997, to Restated Revolving Credit Agreement dated as of December 20, 1996, among United States Leather, Inc., A.R. Clarke Limited, The First Bank of Boston and the other banks which are parties thereto.

    4.4 Amendment No. 2 dated as of March 28, 1997, to Restated Revolving Credit Agreement dated as of December 20, 1996, among United States Leather, Inc., A.R. Clarke Limited, The First Bank of Boston and the other banks which are parties thereto.

    10.1         Letter Agreement with Claymore Partners, Ltd.

    10.2         United States Leather, Inc. Executive Incentive
                 Compensation Plan

    10.3         United States Leather, Inc. Executive Equity Ownership
                 Plan

    12.1 Statement re: computation of ratios of earnings to fixed charges

    12.2 Statement re: computation of deficiency of earnings to fixed charges

    21           Subsidiaries of the Company

    27           Financial Data Schedule (EDGAR version only)