Form 10-Q
period 1997-03-31
UNITED STATES LEATHER INC /WI/
filed 1997-05-13
CIK 906613

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

                                       or

   [  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ____ to ____

                        Commission file number:  33-64142


                           UNITED STATES LEATHER, INC.
             (Exact name of registrant as specified in its charter)


                 Wisconsin                           13-3503310
      (State or other jurisdiction of      (I.R.S. Employer Identification
              incorporation)                            No.)

          1403 West Bruce Street                        53204
           Milwaukee, Wisconsin                      (Zip Code)
      (Address of principal executive
                 offices)


       Registrant's telephone number, including area code:  (414) 383-6030

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No   ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                   Shares Outstanding at March 31, 1997

      Common Stock, $.01 par value                      100


       As of March 31, 1997, there was no public market for the Company's common stock.

                           UNITED STATES LEATHER, INC.

                                      INDEX

                                                                         Page
   PART I - FINANCIAL INFORMATION

   Item 1    Financial Statements (Unaudited)

             Consolidated Condensed Statements of Operations . . . . . . .  3

             Consolidated Condensed Balance Sheets . . . . . . . . . . . .  4

             Consolidated Condensed Statements of Cash Flows . . . . . . .  5

             Notes to Consolidated Condensed Financial Statements  . . . .  6

   Item 2    Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . .  8


   PART II - OTHER INFORMATION AND SIGNATURES

   Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 13

             Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . 14

   PART I - FINANCIAL INFORMATION

                          ITEM 1 - Financial Statements

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in thousands, except share and per share data)

                                                   Three Months Ended
                                                        March 31

                                                  1997           1996

    Net sales                                   $83,379        $79,072

    Cost of sales                                79,919         67,706
                                                -------        -------
    Gross profit                                  3,460         11,366

    Selling, general and administrative
    expenses                                      6,066          6,109


    Amortization of intangible assets               882         0  915
                                                -------        -------
    Income (loss) from operations                (3,488)         4,342

    Interest expense                              4,497          4,318
                                                -------        -------
    Income (loss) before taxes                   (7,985)            24

    Income tax provision (benefit)               (2,494)           326
                                                -------        -------
    Net loss available for Common Shares        $(5,491)        $ (302)
                                                =======        =======
    Per Common Share Data:

    Net loss per Common Share                  $(54,910)       $(3,020)
                                                =======        =======
    Weighted average Common Shares                  100            100
                                                =======        =======

       The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
             (Amounts in thousands, except share and per share data)

                                                                 As of
                                                   As of March  December
    ASSETS                                           31, 1997   31, 1996
    Current Assets:
      Cash                                         $  2,617    $  2,894
      Accounts receivable, less allowances
        of $1,903 and 2,892                          49,828      35,819
      Inventories                                    71,743      64,749
      Prepaid expenses and other                      1,343       1,228
      Refundable income tax                           2,700       2,700
                                                   --------     -------
         Total current assets                       128,231     107,390
      Property, plant and equipment, net             46,841      47,601
      Goodwill, net of amortization of
        $26,494 and $25,612                         100,579     101,371
      Deferred income taxes                           1,696        --
      Other                                           8,593       8,460
                                                   --------     -------
         Total assets                              $285,940    $264,822
                                                   ========     =======

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
      Current maturities of long-term debt          $   209    $    210
      Revolving credit facility                      60,786      31,795
      Payable to bank                                 4,575       5,358
      Accounts payable                                9,670       7,898
      Accrued liabilities                            14,893      17,352
      Income taxes payable                               --         105
      Deferred income taxes                             555         555
                                                    -------     -------
         Total current liabilities                   90,688      63,273

    Long-term debt, less current maturities         130,042     130,047
    Deferred income taxes                                --         794
    Other long-term liabilities                       9,618       9,635

    Stockholder's Equity:
      Preferred Stock, $.01 par value - 5,000,000
      shares authorized, no shares issued                  --        --
      Common Shares:
        Common Stock, voting, $.01 par value -
          35,000,000 shares
          authorized, 100 shares issued                   1           1
      Additional paid-in-capital                     92,344      92,344
      Cumulative translation adjustment                (103)       (112)
      Accumulated deficit                           (36,650)    (31,160)
                                                    -------     -------
         Total stockholder's equity                  55,592      61,073
                                                    -------     -------
         Total liabilities and stockholder's
           equity                                  $285,940    $264,822
                                                    =======     =======

    The accompanying notes are an integral part of these balance sheets.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                        For the three months
                                                           ended March 31,
                                                          1997        1996
    Cash Flows from Operating Activities:
      Net loss                                        $  (5,491)    $   (302)
      Adjustments to reconcile net income to
        net cash provided by
        operating activities:
         Depreciation and amortization                    2,687        2,764
         Noncash interest expense                           166          359
         Deferred income taxes                           (2,494)           _
         Change in assets and liabilities:
           Accounts receivable                          (14,009)         796
           Inventories                                   (6,994)      (1,676)
           Prepaid expenses and other                      (379)           1
           Accounts payable                               1,772       (1,276)
           Accrued liabilities                           (2,459)      (3,632)
           Income taxes payable                            (101)         773
           Other long-term liabilities                      (17)         (54)
                                                        -------       -------
             Net cash used by operating activities      (27,319)      (2,247)

    Cash Flows from Investing Activities:
      Capital expenditures                               (1,137)        (928)
      Proceeds from sales of fixed assets                    91            -
      Purchase of software license                         (130)        (116)
                                                        -------       -------
             Net cash used in investing activities       (1,176)      (1,044)
                                                        -------       -------
    Cash Flows from Financing Activities:
      Payments of revolving credit facility             (15,605)     (23,626)
      Borrowings under revolving credit facility         44,596       26,018
      Net change in payable to bank                        (783)        (340)
      Payment of long-term debt                               -          (20)
      Payment of common stock dividend                        -          (50)
                                                        -------       -------
             Net cash provided by financing
             activities                                  28,208        1,982
                                                        -------       -------

    Effect of Exchange Rate Changes on Cash                  10           (7)
                                                        --------      -------
    Net decrease in cash                                   (277)      (1,316)
    Cash, beginning of period                             2,894        4,614
                                                        --------      -------
    Cash, end of period                                $  2,617     $  3,298
                                                        ========     ========

    Supplemental cash flow disclosures:
      Interest paid                                    $  7,573     $  7,344
      Income taxes paid                                $     15     $    717

        The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

             (Amounts in thousands, except share and per share data)

                                   (Unaudited)

   (1)  Basis of Presentation:

   The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities Exchange Commission. In the opinion of management, all required disclosures have been presented and all necessary adjustments (consisting only of normal recurring adjustments) have been included to fairly present the results of operations, financial position and cash flows of United States Leather, Inc. (the "Company"). These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Except as stated herein, significant accounting policies have not changed materially from those set forth in said annual report.

   (2)  Net Income Per Common Share:

   Net income per Common Share is calculated by dividing net income available for Common Shares by the weighted average of Common Shares outstanding during the period.

   (3)  Inventories:

   Inventories consist of the following:

                                           March 31,   December 31,
                                              1997         1996
    At lower of cost, using the first-
    in, first-out (FIFO) cost method or
    market:
      Raw materials and supplies            $17,245       $18,556
      Work in process                        35,038        29,655
      Finished goods                         28,545        25,253
                                            -------       -------
         Total FIFO inventories              80,828        73,464

      Difference between FIFO and LIFO
      cost of inventories                    (9,085)       (8,715)
                                            -------       -------
         Total LIFO inventories             $71,743       $64,749
                                            =======       =======


   (4)  New Revolving Credit Agreement

   The Company entered into a new five year, $80,000, asset-based revolving credit facility (the "New Revolving Credit Facility") on November 1, 1996 with a group of banks (the "Bank Group"). The New Revolving Credit Facility is secured by essentially all of the assets of the Company with the exception of real property. The Company pays a 0.375% commitment fee on the unused portion of the facility. Included in the New Revolving Credit Facility is a $10,000 line related to letters of credit which the Company utilizes to guarantee its compliance with certain contractual obligations relating to imported raw material purchases. The terms of the agreement covering the New Revolving Credit Facility includes certain financial covenants as well restrictions related to, among other things, capital expenditures and indebtedness. In March 1997 the New Revolving Credit Facility was amended to (1) eliminate FIFO EBITDA related covenants for 1996, (2) change the FIFO EBITDA related covenants for 1997,
   (3) establish a fixed charge ratio covenant beginning in 1998, (4) reduce the availability, (5) eliminate the Company's ability to utilize overadvance borrowings and (6) increase the annual interest rate charged on amounts borrowed to LIBOR plus 2.75% or prime plus 1.00%.

   The maximum and average outstanding borrowings and the weighted average interest rates were calculated on daily borrowings outstanding. Letters of credit of $6,846 as of March 31, 1997, reduced available capacity under the New Revolving Credit Facility to $4,025 as of March 31, 1997.

                  Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations

   Special Note Regarding Forward-Looking Statements

   Certain matters discussed herein are "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events of circumstances.

   Selected Financial Data

   The following table sets forth certain consolidated income statement data of the Company as a percentage of net sales for the periods indicated.

                                                 Percentage of Net Sales
                                               Three Months Ended March 31
                                                  1997             1996

    Net sales                                    100.0%           100.0%
    Cost of goods sold                            95.8             85.6
                                                 -----            -----
    Gross profit                                   4.2             14.4
    Selling, general & administrative              7.3              7.7
    Amortization of intangible assets              1.1              1.3
                                                 -----            -----
    Income from operations                        (4.2)             5.4
    Interest expense                               5.4              5.4
                                                 -----            -----
    Income (loss) before taxes                    (9.6)             0.0
    Income tax provision                          (3.0)             0.4
                                                 -----            -----
    Net Income (Loss)                             (6.6)%           (0.4)%
                                                 =====            =====

   Sales

   The Company's finished leather operations are divided into three principal lines of business. The following chart summarizes the Company's sales by line of business:

                                                   Three Months Ended
                                               March 31   March 31
                                                 1997       1996    % Change

    Furniture Group                            $19.5    $25.6       (24)%
    Footwear and Personal
       Leather Group                            43.7     40.8         7%
    Automotive Group                            13.6      3.7       268%
    By Products & Other                          6.6      3.9        69%
                                               -----    -----      -----
    Sales - Continuing Operations               83.4     74.0        13%
    Discontinued Operations                       --      5.1      (100)%
                                               -----    -----      -----
         Total Sales                           $83.4    $79.1         5%


   During the second quarter of 1996, the Company announced the discontinuation of its USL Trading Division and the German operations of its Furniture Group. Sales for these two operations during the first quarter of 1996, prior to their discontinuance, were $5.1 million.

   Results of Operations

             General. The Company experienced a loss of $5.5 million in the first quarter of 1997, compared with a loss of $0.3 million during the same period in the prior year. Significantly higher cattlehide costs, which could not be recovered through increased finished leather selling prices, and continued ramp-up difficulties in the Company's Automotive cut-to-pattern business were the principal reasons for the decline. Although the remedial measures which the Company implemented to cure quality and delivery problems experienced during 1996 showed some positive results during the first quarter, the lingering effects of these problems have made increasing prices very difficult. Moreover, a significant backlog of unfilled orders at older prices delayed the effects of the pricing actions which were implemented. Although no assurances can be given that the price increases which have been implemented can be maintained in the marketplace, the Company believes that some benefits will be realized in the coming months.

             Net Sales. The Company's net sales in the first quarter were $83.4 million, an increase of $4.3 million or 5% from the same period one year ago. Sales from continuing operations increased $9.4 million or 13%. Sales of by-products, principally splits and wet blues, and products tanned on a contract basis for other tanneries, principally deerhides, accounted for $2.7 million or 4% of this increase. Square footage of finished leather increased 2%. The remainder of the increase was attributable to price and mix, the latter due principally to the higher pricing, on a square footage shipped basis, associated with Automotive cut sets.

             Furniture Group sales during the first quarter were $19.5 million, a decrease of $6.1 million or 24% from the first quarter of 1996. Contributing to the decline were (1) volume lost because of severe price-based completion from foreign tanneries in the Group's promotional product lines, carryover difficulties the Company experienced relating to its 1996 quality and delivery problems and, to a lesser extent, softening in retail furniture sales, (2) the non-recurrence of sales of certain products which the Group discontinued during the second half of 1996, and
   (3) lower volume in the Group's mid and high-fashion product lines because of fewer cattlehides which met the Group's quality criteria for these products.

             Automotive Group sales nearly tripled from the first quarter of 1996, finishing at $13.6 million or $9.9 million higher than the prior year period. This increase was entirely attributable to volume in the Group's cut-to-pattern business, which had diminished volume during the first quarter of 1996, but accounted for approximately 78% of the Group's volume during the first quarter of 1997.

             Footwear and Personal Leather Goods Group sales were
   $43.7 million during the first quarter of 1997, an increase of $2.9 million or 7% from the prior year period. The increase was attributable to higher shipment volume resulting from improved business conditions in the leather industry. Overall selling prices increased slightly, reflective of hide market conditions.

             Gross Profit. Gross profit for the first quarter of 1997 was $3.5 million, a decrease of $7.9 million or 69% from the first quarter of 1996. The principal contributors to the decline were cattlehide prices which were significantly higher than prior year and, although improving, lingering inefficiencies in the Automotive Group's cut-to-pattern plant. Also influencing gross profits was the change in policy implemented during the second half of 1996 concerning the disposition of excess and off-quality products generated during the period. Although the volume generated of such excess and off-quality products was lower during the first quarter of 1997 than the prior year, the Company continued to take a much greater writedown on such product than the prior period. Gross profit generated by higher sales volume partially offset these factors. Gross margins dropped from 14.4% to 4.2% between the two periods.

             Domestic cattlehide prices during the first quarter of 1997 were approximately 33% higher than they were during the same period in 1996.
   As a consequence, that portion of cost of goods sold which represents cattlehides increased by approximately $10 million between the two periods, and will continue to adversely impact gross profits in the second quarter. Cattlehide prices have declined since the end of March, 1997, but the benefits of these declines are not expected to be fully realized until the second half of the year, and only if such prices remain in decline. The Company also recorded a $0.4 million LIFO revaluation charge to operations during the first quarter of 1997 because of the increase in cattlehide prices from the fourth quarter of 1996 to the first quarter of 1997, compared with a $0.9 million credit in the first quarter of 1996, a $1.3 million increase.

             Selling, General and Administrative Expenses. Selling, general and administrative expenses during the first quarter of 1997 were $6.1 million, a 1% reduction from the first quarter of 1996. Lower compensation and benefits expenses during the period were partially offset by higher professional services fees.

             Earnings before Interest, Taxes, Depreciation and Amortization. Earnings before interest, taxes, depreciation and amortization (and provisions for LIFO revaluations) ("FIFO EBITDA") during the first quarter of 1997 was a loss of $0.4 million compared with positive earnings of $6.2 million during the first quarter of 1996. The decline was entirely due to the change in gross profit as previously discussed. FIFO EBITDA, which is the principal earnings measure in the New Revolving Credit Facility, is not determined pursuant to generally accepted accounting principles ("GAAP"), and should not be considered in isolation or as an alternative to GAAP-derived measurements.

             Amortization of Intangible Assets. Amortization of intangible assets in the first quarter of 1997 and 1996 was $0.9 million.

             Interest Expense. Interest expense during the first quarter of 1997 was $4.5 million as compared to $4.3 million in the first quarter of 1996, an increase of $0.2 million. The increase was due principally to elevated average borrowings under the Company's revolving credit facilities resulting from working capital increases due to higher cattlehide prices and sales volume growth.

             Income (Loss) Before Provision for Income Taxes. The Company incurred a loss before taxes of $8.0 million in the first quarter of 1997, a reduction of $8.0 million from the first quarter of 1996. The decrease was principally the result of lower gross profits as previously discussed.

             Income Tax Provision (Benefit). The Company recorded a tax benefit of $2.5 million in the first quarter of 1997, as compared to a $0.3 million provision for the first quarter of 1996. After adjusting income before income taxes for nondeductible amortization of goodwill, the effective tax rate was 35% during the first quarter of 1997, as compared to 40% for the first quarter of 1996.

             Net Loss. Due to the factors previously discussed, the Company had a net loss of $5.5 million in the first quarter of 1997 as compared to a net loss of $0.3 million during the first quarter of 1996.

   Liquidity and Capital Resources

             The Company used $27.5 million of cash from operations during the first quarter of 1997, compared with $2.2 million used during the first quarter of 1996. The principal reasons for the increased consumption were (1) the $6.6 million decrease in FIFO EBITDA previously discussed, (2) a $14.8 million comparative increase in accounts receivable and (3) a $5.3 million comparative increase in inventories. Accounts receivable increased by $14.0 million during the first quarter of 1997 principally because of increased sales volume. Sales during November and December of 1996 were impacted by holiday-driven customer and factory shutdowns which, in turn, generated lower accounts receivable balances as of December 31, 1996. During the first quarter, sales volumes returned to more normal historical levels, resulting in a rebuilding of such receivables during the period. Increased sales volume in the Company's Automotive Group also contributed to the increase. Days sales outstanding in accounts receivable as of March 31, 1997 were 50 compared with 48 days as of March 31, 1996. LIFO inventories increased approximately
   $7.0 million during the first quarter of 1997. The increase was due principally to volume necessary to support expected sales growth.

             Capital expenditures totaled $1.0 million during the first quarter of 1997. This represents an increase of approximately
   $0.1 million from the same period in 1996.

             On March 31, 1997, the Company's aggregate indebtedness was $191.0 million. This consisted of $130.2 million principal and interest on its 10-1/4% Senior Notes Due 2003 and $60.8 million due under the New Revolving Credit Facility. The New Revolving Credit Facility is an
   $80 million facility, maturing on October 31, 2001. Borrowing availability is based on accounts receivable and inventory balances, less certain exclusions, less amounts already borrowed under the facility and letters of credit issued thereunder. Availability as of March 31, 1997 was $4.0 million. Since that time, however, the Company has implemented a series of measures to reduce its borrowings and increase availability. As of May 3, 1997, the Company had reduced borrowings under the New Revolving Credit Facility to $55.9 million, and increased availability to an amount estimated to be between $8.0 million and $8.5 million.

             The Company incurred a substantial loss in 1996 and continued to incur losses during the first quarter of 1997. Although management has implemented measures which it believes will eventually improve the financial performance of the Company, there can be no assurances that such measures will be sufficient to permit the Company to reverse recent trends and meet all of its obligations going forward. In March, the New Revolving Credit Facility was amended to, among other things, change FIFO EBITDA covenants for 1997. Management believes that the Company will be in compliance with these amended covenants and that it will have sufficient liquidity to conduct its operations. However, there can be no assurance that the Company's operations will generate sufficient cash flow, considered together with the amounts available under the New Revolving Credit Agreement, to meet all of the Company's future liquidity requirements.

   Other Matters

             The Company has recently determined that a section of property at its A.R. Clarke subsidiary in Toronto, Ontario is contaminated with industrial solvents. An adjacent property owner has alleged that such contamination has migrated onto its property. The Company is investigating the nature and extent of the contamination. The Company believes the contamination is due to the activities of previous owners of the site. The Company has informed the previous owner of the contamination and believes it is entitled to, and expects to receive, full indemnification pursuant to the terms of the acquisition agreement with the previous owner.

                           PART II - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  27    Financial Data Schedule (EDGAR version only)

             (b)  Reports on Form 8-K:  NONE

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UNITED STATES LEATHER, INC.
                                      (Registrant)

   Date:  May 13, 1997

                                      /s/  Kinzie L. Weimer
                                      Kinzie L. Weimer
                                      Chief Financial Officer
                                      (Signing on behalf of the Registrant
                                      and as Chief Financial Officer)

                               EXHIBIT INDEX

                        UNITED STATES LEATHER, INC.
                      QUARTERLY REPORT ON FORM 10-Q


Exhibit Number          Exhibit

27                      Financial Data Schedule (EDGAR version only