Form 10-Q
period 1997-06-30
UNITED STATES LEATHER INC /WI/
filed 1997-08-08
CIK 906613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                  June 30, 1997

                                       or

   [ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from:         to


        Commission file number:  33-64142

                           United States Leather, Inc.
             (Exact name of registrant as specified in its charter)

                  Wisconsin                               13-3503310
        (State or other jurisdiction                  (I.R.S. Employer
             of incorporation)                       Identification No.)

         1403 West Bruce Street,   Milwaukee, WI                     53204
        (Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code:     (414) 383-6030

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X                  No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Shares Outstanding
             Class                                at June 30, 1997
        Common Stock,                                   100
        $.01 par value

        As of June 30, 1997, there was no public market for the Company's common stock.

                           UNITED STATES LEATHER, INC.

                                      INDEX


                                                                        Page
                                                                       Number

   PART I - FINANCIAL INFORMATION

   Item 1         Financial Statements (Unaudited)

                  Consolidated Condensed Statements of Operations  . . . .  3

                  Consolidated Condensed Balance Sheets  . . . . . . . . .  4

                  Consolidated Condensed Statements of Cash Flows  . . .  5-6

                  Notes to Consolidated Condensed Financial Statements . .  7

   Item 2         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  . . . . . 10


   PART II - OTHER INFORMATION AND SIGNATURES

   Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . 15

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                 3 Months Ended          6 Months Ended
                                    June 30,                  June 30,
                               1997        1996          1997         1996


   Net sales               $  88,828   $   81,010   $   172,207  $   160,082
   Cost of sales              81,672       77,715       161,591      145,421
                             -------      -------       -------      -------
   Gross profit                7,156        3,295        10,616       14,661
   Selling, general and
    administrative
    expenses                   5,634        6,156        11,700       12,265

   Restructuring expense           -        2,468             -        2,468
   Amortization of
    intangible assets          1,081        1,245         1,963        2,160
                             -------     --------       -------      -------
   Income (loss) from
    operations                   441       (6,574)       (3,047)      (2,232)
   Other (income) expense        187          159           187          159
   Interest expense            4,698        4,295         9,195        8,613
                             -------      -------       -------      -------
   Loss before taxes          (4,444)     (11,028)      (12,429)     (11,004)
   Income tax benefit              -       (3,732)       (2,474)      (3,406)
                             -------     --------      --------      -------
   Net loss                $  (4,444) $    (7,296) $     (9,955) $    (7,598)
                             =======     ========      ========      =======

   Net loss per share      $ (44,440) $   (72,960) $    (99,550) $   (75,980)
                             =======     ========      ========      =======

    Weighted average
     shares outstanding          100          100           100          100
                             =======     ========      ========      =======


   The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                                     As of          As of
                                                   June 30,      December 31,
                                                     1997            1996
   Current Assets:

     Cash                                       $        496  $        2,894
     Accounts receivable, less allowances of
      $2,098 and $2,892                               49,340          35,819
     Inventories                                      55,655          64,749
     Prepaid expenses and other                        1,699           1,228
     Refundable income tax                             1,771           2,700
                                                    --------         -------
        Total current assets                         108,961         107,390
     Property, plant and equipment, net               44,868          47,601
     Goodwill, net of amortization of
      $27,196 and $25,612                             99,787         101,371
     Other                                             8,633           8,460
                                                     -------         -------
         Total assets                           $    262,249  $      264,822
                                                     =======         =======
   Current Liabilities:
     Current maturities of long-term debt       $        208  $          210
     Revolving credit facility                        49,428          31,795
     Payable to bank                                   4,843           5,358
     Accounts payable                                  5,805           7,898
     Accrued liabilities                              13,283          17,457
                                                    --------        --------
         Total current liabilities                    73,567          62,718


   Long-term debt, less current maturities           130,039         130,047
   Deferred income taxes                                   -             794
   Other long-term liabilities                         7,522          10,190


   Stockholder's Equity:
     Preferred Stock, $.01 par value -
      5,000,000 shares authorized,
      no shares issued                                    -               -
     Common Shares:
        Common Stock, voting, $.01 par
          value - 35,000,000 shares
          authorized, 100 shares issued                    1               1
     Additional paid-in-capital                       92,344          92,344
     Cumulative translation adjustment                  (109)           (112)

      Accumulated deficit                            (41,115)        (31,160)
                                                     -------         -------
   Total stockholder's equity                         51,121          61,073
                                                     -------         -------
   Total liabilities and stockholder's equity   $    262,249  $      264,822
                                                     =======         =======


   The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               (Amounts in Thousands, Except Share and Per Share Data)


                                                   For the six months ended
                                                           June 30,
                                                       1997           1996
   Cash Flows from Operating Activities:
   Net loss                                       $    (9,955)   $    (7,598)

   Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation and amortization                        5,607          5,856
   Noncash interest expense                               484            720
   Deferred income taxes                               (2,454)             -
   Change in assets and liabilities:

   Accounts receivable                                (13,521)           273
   Inventories                                          9,094         11,591
   Prepaid expenses and other                          (1,021)          (427)
   Accounts payable                                    (2,093)        (2,107)
   Accrued liabilities                                 (4,069)           969

   Income taxes payable                                     -         (3,080)
   Other long-term liabilities                             26           (300)
                                                     --------       --------
   Net cash (used ) provided by operating
    activities                                        (18,503)         5,897
                                                     --------       --------
   Cash Flows from Investing Activities
   Capital expenditures                                (1,507)        (3,040)
   Proceeds from sales of fixed assets                    424              -
   Purchase of software license                          (534)          (387)
                                                     --------       --------
   Net cash used in investing activities               (1,617)        (3,427)
                                                     --------       --------

   Cash Flows from Financing Activities:
   Payments of revolving credit facility              (59,406)       (45,412)
   Borrowings under revolving credit facility          77,039         42,128
   Net change in payable to bank                         (515)        (1,698)
   Payment of long-term debt                                -            (61)
   Payment of common stock dividend                         -            (50)
                                                     --------       --------
   Net cash provided (used) by financing
    activities                                         17,118         (5,093)
                                                     --------       --------
   Effect of Exchange Rate Changes on Cash                  3            (20)
                                                     --------       --------
   Net decrease in cash                                (2,398)        (2,643)
   Cash, beginning of period                            2,894          4,614
                                                     --------       --------
   Cash, end of period                           $        496  $       1,971
                                                     ========       ========
   Supplemental cash flow disclosures:
   Interest paid                                 $      8,941  $       7,996

   Income taxes paid                             $         17  $         865


   The accompanying notes are in integral part of these statements.

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


   (2)  Net Loss Per Share:

   Net loss per share is calculated by dividing the loss, by the weighted average number of the Company's shares of Common Stock $.01 par value, outstanding during the period.

   (3)  Inventories:

   Inventories consist of the following:

                                                  June 30,  December 31,
                                                    1997       1996
   At lower of cost, using the first-in,
    first-out (FIFO) cost method or market:
      Raw materials and supplies                   $13,012    $18,556
      Work in process                               28,695     29,655
      Finished goods                                22,769     25,253
                                                    ------     ------
     Total FIFO inventories                         64,476     73,464

      Difference between FIFO and LIFO cost
       of inventories                               (8,821)    (8,715)
                                                    ------     ------
     Total LIFO inventories                        $55,655    $64,749
                                                    ======     ======

   (4)  Revolving Credit Agreement:

   In July 1997 the New Revolving Credit Facility was amended to (a) modify FIFO EBITDA related covenants for the monthly periods July through December 1997, (b) initially reduce then gradually increase availability reserves over the balance of 1997, (c) limit availability pertaining to certain work-in-process inventories, and (d) modify certain reporting timetables.

   The maximum and average outstanding borrowings and the weighted average interest rates were calculated on daily borrowings outstanding. Letters of credit of $4,871 as of June 28, 1997, reduced available capacity under revolving credit facilities to $8,000 as of June 28, 1997.

   (5)  1996 Restructuring:

   During 1996, the Company began a series of initiatives to strengthen the Company's financial position and return it to profitability. Among these initiatives were (1) the reorganization of the management of the Company, which included the elimination of division presidents and a general reduction of salaried workforce, (2) comprehensive reviews of the Company's products and inventories, (3) closing two operations which had not been profitable and were not strategically critical to the Company,
   (4) replacing critical talent which had been lost in prior years, and (5) vacating the Company's corporate offices and moving such offices into one of the Company's operating facilities. During 1996, the Company continued efforts to grow the business of its Automotive Group. The Company recorded a series of charges during 1996 pertaining to these initiatives which management believes were unusual or non-recurring items. Such charges during the second quarter of 1996 aggregated $9.4 million, consisting of increased cost of goods sold of $ 6.6 million, a charge for restructuring expenses of $2.5 million and increased amortization of goodwill of $0.3 million. In addition, the Company incurred operating losses during the first half of 1996 aggregating $0.7 million in connection with the activities of USL Trading Operation and German operations prior to their being discontinued.

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



                                     Percentage of Net Sales
                               Three Months        Six Months Ended
                                  Ended
                                   June 30,              June 30,
                              1997       1996         1997        1996


    Net sales                100.0   %   100.0  %     100.0  %    100.0  %
    Cost of goods sold        91.9        95.9         93.8        90.8
                            ------      ------       ------     -------

    Gross profit               8.1         4.1          6.2         9.2
    Selling, general &
     administrative            6.3         7.6          6.8         7.7
    Restructuring
    expenses                     -         3.1            -         1.5
    Amortization of
     intangible assets         1.2         1.5          1.2         1.4
                            ------     -------      -------     -------
    Income (loss) from
     operations                0.6        (8.1)        (1.8)       (1.4)
    Other  (income)
    expense                    0.2         0.2          0.1         0.1

    Interest expense           5.4         5.3          5.3         5.4
                            ------      ------      -------     -------
    Loss before taxes         (5.0)      (13.6)        (7.2)       (6.9)

    Income tax benefit           -        (4.6)        (1.4)       (2.2)
                            ------      ------      -------     -------
    Net loss                  (5.0)  %    (9.0) %      (5.8) %     (4.7) %
                            ======      ======      =======     =======

                    Results of Operations - Six Month Period
                               Ended June 30, 1997

   Sales

   The Company's finished leather operations are divided into three principal lines of business. The following chart summarizes the Company's sales by line of business:

                                       Three Months Ended                Six Months Ended
                                           June 30,                           June 30,
                                  1997       1996      % Change     1997        1996      % Change

    Furniture Group               $19.3      $24.0       (19.6)%   $40.0        $51.5      (22.3)%
    Automotive Group               11.4        4.1       178.0      26.3          7.8      237.2
    Footwear & Specialty
       Leather Group               58.1       47.8        21.5     105.9         90.6       16.9
                                  -----      -----                 -----        -----

      Continuing Sales             88.8       75.9        17.0     172.2        149.9       14.9
    Discontinued Operations           -        5.1       100.0         -         10.2      100.0
                                  -----     ------                 -----        -----
      Total Sales                 $88.8      $81.0         9.6%   $172.2       $160.1        7.6%
                                  =====     ======                 =====        =====



   During the second quarter of 1996, the Company announced the discontinuation of its USL Trading Division and the German operations of its Furniture Group. Sales for these two operations during the second quarter and the first six months of 1996, prior to their discontinuance, were $5.1 million and $10.2 million respectively.

   Results of Operations

        General. The Company experienced a loss of $4.4 million in the second quarter of 1997, compared with a loss of $7.3 million during the same period in the prior year. For the six month year-to-date period, the Company recorded a loss of $10.0 million versus a loss of $7.6 million the prior year. Excluding the effects of non-recurring items recorded in 1996 (see Note 5 to Consolidated Financial Statements), net loss for the second quarter and first six months of 1997 increased by $6.5 million and $11.7 million, respectively, compared to the same periods of 1996. The effect of significantly higher cattlehide costs continued to be the principal reason for these increased losses. Hide cost increases incurred during these periods could not be recovered through increased finished leather selling prices.

        Net Sales. The Company's net sales in the second quarter of 1997 were $88.8 million, an increase of $7.8 million or 9.7% from the same period one year ago. Sales from continuing operations increased $12.9 million or 17.0%. Year-to-date sales were $172.2 million, an increase of $12.1 million or 7.6% over the prior year six month period. Year-to-date, sales from continuing operations increased $22.3 million, or 14.9%. Sales of by-products, principally splits and wet blues, and products tanned on a contract basis for other tanneries, principally deerhides, were partially responsible for these increases. Square footage of finished leather shipped increased 12.5% for the quarter, and 7.5% year-to-date. The remainder of the increase was attributable to price and mix, the latter due principally to the higher pricing, on a square footage shipped basis, associated with Automotive cut sets.

        Furniture Group. Furniture Group sales during the second quarter were $19.3 million, a decrease of $4.7 million or 19.6% from the second quarter of 1996. Year-to-date sales were $40.0 million, a decline of $11.5 million or 22.3% from the prior year period. Contributing to the decline was a downturn in retail furniture sales, market share loss in many of the Group's product lines because of lower-priced foreign competition and the lingering effects of the delivery and product quality problems experienced in the second half of 1996.

        Automotive Group. Automotive Group sales more than doubled from the comparable periods in 1996. Second quarter sales were $11.4 million or $7.3 million higher than the prior year quarter. Year-to date sales were $26.3 million or $18.5 million higher than the prior year period. The increase is largely attributable to the volume in the Group's cut-to-pattern business.

        Footwear and Specialty Leather Group. Footwear and Specialty Leather Group sales were $58.1 million during the second quarter of 1997, an increase of $10.3 million or 21.5% from the second quarter of 1996. Year-to-date sales were $105.9 million, an increase of $15.3 million, or 16.9% over the comparable 1996 period. Square feet of finished leather shipped increased 16.4% for the quarter, and 10.8% year-to-date. Strong demand for the water-proof family of products, and increased finished split sales were the principal drivers of the increased sales.

        Gross Profit. Gross profit for the second quarter of 1997 was $7.2 million, an increase of $3.9 million or 118% from the second quarter of 1996. Year-to-date gross profit was $10.6 million, a decrease of $4.1 million or 28% from the comparable prior year period. Excluding the effects of non-recurring charges recorded during the second quarter of 1996, gross profits declined $2.7 million and $10.7 million, respectively, during the second quarter and first six months of 1997.

        Excluding the effects of restructuring charges, gross margins were 8.1% and 12.2% for the three months ended June 30, 1997 and 1996, respectively, and the gross margins for the six months ended June 30, 1997 and 1996 were 6.2% and 13.3%, respectively. Several factors negatively impacted gross margins for the second quarter and the first half of 1997, including cattlehide prices, which were significantly higher than in the same periods of the prior year, and lingering inefficiencies in the Automotive Group's cut-to-pattern plant. Further influencing gross margins was the slow-down in the Furniture Group during the period, and slowness in mid-fashion men's footwear during the second quarter of 1997. The lower volume in these areas resulted in higher conversion costs at the facilities manufacturing these products. Domestic cattlehide prices for the second quarter of 1997 were approximately 11% higher than the second quarter of 1996. For the year, cattlehide prices have increased approximately 25% over the same period in 1996. As a result of these increases in cattlehide prices, the cost of hides purchased during the first six months of 1997 was approximately $12 million higher than the same period a year earlier. Although cattlehide prices have declined significantly since March 1997, these increased hide prices will continue to adversely impact gross margin into the third quarter of 1997. Purchase commitments made during June 1997 were at prices approximately 25% below first quarter's high points. The Company recorded a $0.1 million LIFO revaluation charge to operations during the first half of 1997, compared with a $1.7 million credit in the first half of 1996.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses during the first six months of 1997 were $0.6 million lower than the same period of 1996, with the majority of this decrease occurring in the second quarter of 1997. The principal reasons were lower staffing and sales commission expenses.

        Earnings before Interest, Taxes, Depreciation and Amortization. Earnings before interest, taxes, depreciation and amortization (and provisions for LIFO revaluations) ("FIFO EBITDA") during the second quarter of 1997 was $3.1 million compared to $4.8 million of income, excluding effects of restructuring in the second quarter of 1996. For the six month period, FIFO EBITDA was $2.6 million for 1997 compared to $11.0 million for 1996, excluding the effects of restructuring. FIFO EBITDA, which is the principal earnings measure in the New Revolving Credit Facility, is not determined pursuant to generally accepted accounting principles ("GAAP"), and should not be considered in isolation or as an alternative to GAAP-derived measurements

        Amortization of Intangible Assets. Amortization of intangible assets was $2.0 million in the first six months of 1997 compared to $2.2 million in the same period of 1996.

        Interest Expense. Interest expense increased $0.6 million during the first half of 1997 over the same period in 1996. $0.4 million of the increase occurred in the second quarter of 1997. The increase was due to higher outstanding borrowings during that period. The higher borrowings were required to fund greater working capital requirements caused by higher cattlehide prices and sales volume growth.

        Loss Before Income Taxes. The Company incurred a loss before taxes of $4.4 million in the second quarter of 1997, a reduction of $6.6 million from a $11.0 million loss before taxes in the second quarter of 1996. The year to date loss before taxes for 1997 was $12.4 million, an increase of $1.4 million from the same period of 1996. This increase was principally the result of lower gross profits as previously discussed.

        Income Tax Benefit. In accordance with SFAS No. 109, "Accounting for Income Taxes", which stipulates that tax benefits should not be recorded if a company's operating losses are reasonably expected to exceed two years' duration, the Company recorded no tax benefit for the second quarter of 1997 compared to a benefit of $3.7 million recorded during the same period of 1996. The income tax benefit for the first six months of 1997 was $2.5 million verses $3.4 in the same period of 1996. After adjusting income before income taxes for nondeductible amortization of goodwill, the effective tax rate was 23.6% during the first six months of 1997, compared to 38.5% for the same period in 1996.

        Net Loss. Due to the factors previously discussed, the Company had a net loss of $4.4 million in the second quarter of 1997, compared to a net loss of $7.3 million during the second quarter of 1996. For the six month period ended June 1997, the net loss was $10.0 million compared to a net loss of $7.6 million for the same period in 1996.


        Liquidity and Capital Resources. The Company used $18.5 million of cash for operations during the first half of 1997, compared with $5.9 million of cash provided by operations during the first half of 1996. The
   principal reasons for change in cash flow were   (1) a $13.8 million
   comparative increase in accounts receivable, (2) a $5.7 million increase in net operating losses and (3) a $5.0 million comparative decrease in accounts payable and accrued liabilities. Accounts receivable increased by $13.5 million during the first half of 1997 principally because of increased sales volume. Sales during November and December of 1996 were impacted by holiday-driven customer and factory shutdowns which, in turn, generated lower accounts receivable balances as of December 31, 1996. During the first half of 1997, sales volumes returned to more normal historical levels, resulting in a rebuilding of such receivable balances during the period. Increased sales volume in the Company's Automotive Group also contributed to the increase. Days sales outstanding in accounts receivable as of June 28, 1997 were 51 compared with 40 days as of June 30, 1996. LIFO inventories decreased approximately $9.1 million during the first half of 1997. The decrease was due principally to better asset management and improved quality.

        Capital expenditures totaled $1.5 million during the first half of 1997. This represents a decrease of approximately $1.5 million from the same period in 1996.

        On June 28, 1997, the Company's aggregate indebtedness was $185.2 million. This consisted of $135.8 million of principal and accrued interest on its 10-1/4% Senior Notes Due 2003 and $49.4 due under the New Revolving Credit Facility. The New Revolving Credit Facility is an $80 million facility, maturing on October 31, 2001. Borrowing availability is based on accounts receivable and inventory balances, less certain exclusions, less amounts already borrowed under the facility and letters of credit issued thereunder. Availability as of June 28, 1997 was $8.0 million.

        On July 31, 1997 the Company made a $6.9 million semi-annual interest payment on its 10-1/4 Senior Notes Due 2003. This increased the Company's borrowings under the New Revolving Credit Facility to approximately $46.0 million and lowered the Company's availability under this facility to approximately $5.0 million.

        The Company incurred a substantial loss in 1996 and continued to incur losses during the first half of 1997. Although management has implemented measures which it believes will eventually improve the financial performance of the Company, there can be no assurances that such measures will be sufficient to permit the Company to reverse recent trends and meet all of its obligations going forward. In March and again in July 1997, the New Revolving Credit Facility was amended to, among other things, change FIFO EBITDA covenants for 1997. Management believes that the Company will be in compliance with these amended covenants and that it will have sufficient liquidity to conduct its operations. However, there can be no assurance that the Company's operations will generate sufficient cash flow, considered together with the amounts available under the New Revolving Credit Agreement, to meet all of the Company's future liquidity requirements. The Company is in the process of evaluating long term financing and capital structure alternatives.

        PART II - OTHER INFORMATION



   Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits:
        4.5 Amendment No. 3 dated as of July 30, 1997, to Restated Revolving Credit Agreement dated as of December 20, 1996, among United States Leather, Inc., A.R. Clarke Limited, the First Bank of Boston and the other banks which are parties thereto.
        27  Financial Data Schedule (EDGAR version only)

        (b) Reports on Form 8-K:   NONE

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           UNITED STATES LEATHER, INC.




   Date:  August 8, 1997   By  / s /  Kinzie L Weimer
                           Kinzie L Weimer
                           Senior Vice President and Chief Financial Officer
                           (Signing on behalf of the Registrant
                           and as Chief Financial Officer)

                                  EXHIBIT INDEX


   Exhibit No.         Description

     4.5 Amendment No. 3 dated as of July 30, 1997, to Restated Revolving Credit Agreement dated as of December 20, 1996, among United States Leather, Inc., A.R. Clarke Limited, the First Bank of Boston and the other banks which are parties thereto.

      27    Financial Data Schedule (EDGAR version only)