Form 10-Q
period 1997-09-30
UNITED STATES LEATHER INC /WI/
filed 1997-11-13
CIK 906613

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                               September 30, 1997

                                       or

   [  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from: ____ to _____

                        Commission file number:  33-64142

                           United States Leather, Inc
             (Exact name of registrant as specified in its charter)

               Wisconsin                                13-3503310
         (State or other jurisdiction               (I.R.S. Employer
             of incorporation)                      Identification No.)

        1403 West Bruce Street, Milwaukee, WI             53204
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

                        Yes   X                  No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Shares Outstanding
                Class                      at September 30, 1997
             Common Stock,                         100
             $.01 par value

   As of September 30, 1997, there was no public market for the Company's common stock.

                           UNITED STATES LEATHER, INC.

                                      INDEX
                                                                        Page
                                                                       Number
   PART I - FINANCIAL INFORMATION

   Item 1    Financial Statements (Unaudited)

             Consolidated Condensed Statements of Operations . . . .        3

             Consolidated Condensed Balance Sheets . . . . . . . . .        4

             Consolidated Condensed Statements of Cash Flows . . . .      5-6

             Notes to Consolidated Condensed Financial Statements  .        7

   Item 2    Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . .       10

   PART II - OTHER INFORMATION AND SIGNATURES

   Item 6    Exhibits and Reports on Form 8-K  . . . . . . . . . . .       17

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .       18

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                      3 Months Ended        9 Months Ended
                                       September 30,         September 30,
                                     1997       1996       1997        1996

   Net sales                       $70,158    $75,325   $242,365    $235,407

   Cost of sales                    65,364     68,370    226,955     213,791
                                 ---------   --------  ---------   ---------
   Gross profit                      4,794      6,955     15,410      21,616

   Selling, general and
    administrative expenses          5,780      5,702     17,480      17,967

   Asset valuation loss              7,000          -      7,000           -

   Restructuring expense                 -          -          -       2,468

   Amortization of intangible
    assets                             987        925      2,950       3,085
                                 ---------   --------  ---------   ---------
   Income (loss) from operations    (8,973)       328    (12,020)     (1,904)

   Other expense                       162          -        162         159

   Interest expense                  4,826      4,177     14,208      12,790
                                 ---------   --------  ---------   ---------

   Loss before taxes               (13,961)    (3,849)   (26,390)    (14,853)

   Income tax expense (benefit)         91     (1,147)    (2,383)     (4,553)
                                 ---------   --------  ---------   ---------
   Net loss                       $(14,052)   $(2,702)  $(24,007)   $(10,300)
                                 =========   ========  =========   =========

   Net loss per share            $(140,520)  $(27,020) $(240,070)  $(103,000)
                                 =========   ========  =========   =========
   Weighted average shares
    outstanding                        100        100        100         100
                                 =========   ========  =========   =========


   The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                                      As of          As of
                                                  September 30,  December 31,
   Current Assets:                                    1997           1996
      Cash                                             $443         $2,894
      Accounts receivable, less allowances
       of $2,439 and $2,892                          48,959         35,819
      Inventories                                    46,779         64,749
      Prepaid expenses and other                      1,154          1,228
      Refundable income tax                               -          2,700
                                                   --------       --------
         Total current assets                        97,335        107,390
      Property, plant and equipment, net             39,644         47,601
      Goodwill, net of amortization of
       $27,988 and $25,612                           93,995        101,371
      Other                                          10,486          8,460
                                                   --------       --------
         Total assets                              $241,460       $264,822
                                                   ========       ========
   Current Liabilities:
      Current maturities of long-term debt             $208           $210

      Revolving credit facility                      45,852         31,795
      Payable to bank                                 3,996          5,358
      Accounts payable                                7,314          7,898
      Accrued liabilities                             9,563         17,457
      Deferred income taxes                             534            555
                                                   --------       --------
         Total current liabilities                   67,467         63,273

   Long-term debt, less current maturities          129,970        130,047
   Deferred income taxes                                  -            794
   Other long-term liabilities                        6,957          9,635

   Stockholder's Equity:
      Preferred Stock, $.01 par value - 5,000,000
       shares authorized, no shares issued                -              -
      Common Shares:
         Common Stock, voting, $.01 par value -
          35,000,000 shares authorized,
          100 shares issued                               1              1
      Additional paid-in-capital                     92,344         92,344
      Cumulative translation adjustment                (112)          (112)
      Accumulated deficit                           (55,167)       (31,160)
                                                   --------       --------
   Total stockholder's equity                        37,066         61,073
                                                   --------       --------
   Total liabilities and stockholder's equity      $241,460       $264,822
                                                   ========       ========

   The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                                 For The Nine Months Ended
                                                       September 30,
                                                     1997           1996
   Cash Flows from Operating Activities:
     Net loss                                     $(24,007)      $(10,300)
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:
         Depreciation and amortization               8,476          8,617
         Noncash interest expense                      731            857
         Deferred income taxes                        (815)        (3,509)
         Asset valuation loss                        7,000              -
         Change in assets and liabilities:
           Accounts receivable                     (13,140)        (1,045)
           Inventories                              17,970         15,902
           Prepaid expenses and other                2,441            135
           Accounts payable                           (584)         1,008
           Accrued liabilities                      (7,789)        (1,100)
           Income taxes payable                       (105)          (727)
           Other long-term liabilities              (2,678)          (851)
                                                 ---------       --------
             Net cash (used) provided by
             operating activities                  (12,500)         8,987
                                                 ---------       --------
   Cash Flows from Investing Activities
     Capital expenditures                           (2,232)        (4,431)
     Proceeds from sales of fixed assets               424              -
     Purchase of software license                     (838)          (679)
                                                 ---------       --------
     Net cash used in investing activities          (2,646)        (5,110)
                                                 ---------       --------
   Cash Flows from Financing Activities:
     Payments of revolving credit facility        (107,506)       (65,750)
     Borrowings under revolving credit facility    121,563         60,596
     Net change in payable to bank                  (1,362)           (16)
     Payment of long-term debt                           -            (94)
     Payment of common stock dividend                    -            (50)
                                                 ---------       --------
             Net cash provided (used) by
             financing activities                   12,695         (5,314)
                                                 ---------       --------
   Effect of Exchange Rate Changes on Cash               -            (20)
                                                 ---------       --------
   Net decrease in cash                             (2,451)        (1,457)
   Cash, beginning of period                         2,894          4,614
                                                 ---------       --------
   Cash, end of period                                $443         $3,157
                                                 =========       ========
   Supplemental cash flow disclosures:
    Interest paid                                  $16,909        $15,429
    Income taxes refunded (net)                      $(962)         $(188)


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

   (2)  Net Loss Per Share:

   Net loss per share is calculated by dividing the loss by the weighted average number of the Company's shares of Common Stock, $.01 par value, outstanding during the period.

   (3)  Inventories:

   Inventories consist of the following:
                                                September 30,  December 31,
                                                      1997           1996
   At lower of cost, using the first-in,
     first-out (FIFO) cost method or market:
     Raw materials and supplies                      $14,088       $18,556
     Work in process                                  21,193        29,655
     Finished goods                                   18,355        25,253
                                                     -------       -------
        Total FIFO inventories                        53,636        73,464
     Difference between FIFO and LIFO cost
     of inventories                                   (6,857)       (8,715)
                                                     -------       -------
        Total LIFO inventories                       $46,779       $64,749
                                                     =======       =======

   (4)  Revolving Credit Agreement:

   In September 1997 the New Revolving Credit Facility was amended to (a) modify FIFO EBITDA related covenants for August and September 1997, (b) increase the availability reserves for the remainder of 1997, and (c) reduce the maximum amount of the credit facility to $65,000 from $80,000. The New Revolving Credit Facility was again amended in November 1997 to modify FIFO EBITDA related covenants for October and November 1997. Letters of credit of $3,706 as of September 30, 1997, reduced available capacity under revolving credit facilities to $5,500.

   (5)  1996 Restructuring:

   During 1996, the Company began a series of initiatives to strengthen the Company's financial position and return it to profitability. Among these initiatives were (1) the reorganization of the management of the Company, which included the elimination of division presidents and a general reduction of salaried workforce, (2) comprehensive reviews of the Company's products and inventories, (3) closing two operations which had not been profitable and were not strategically critical to the Company,
   (4) replacing critical talent which had been lost in prior years, and (5) vacating the Company's corporate offices and moving such offices into one of the Company's operating facilities. During 1996, the Company also continued efforts to grow the business of its Automotive Group. The Company recorded a series of charges during 1996 pertaining to these initiatives which management believes were unusual or non-recurring items. Such charges during the second quarter of 1996 aggregated $9.4 million, increased cost of goods sold by $ 6.6 million, resulted in a charge for restructuring expenses of $2.5 million, and increased amortization of goodwill by $0.3 million. In addition, the Company incurred operating losses during the first nine months of 1996 aggregating $0.8 million in connection with the activities of USL Trading Operation and German operations prior to their being discontinued.

   (6)  Asset Valuation Loss:

   During the third quarter of 1997 the Company approved a plan to sell two of its operations; Caldwell Moser Leather Co. and Berlin Leather. Both operations are part of the Company's Footwear and Specialty Leather Group. These operations are being sold to enable the Company to continue to focus its resources on its core businesses and are expected to be consummated by
   the second quarter of 1998.   The Company recorded a pretax charge of $7.0
   million in the third quarter to reduce the book value of the long-lived assets (property, plant, equipment and goodwill) of these operations to their estimated aggregated fair market value. The Company believes that the book value of inventories and receivables for these operations approximates market value. The assets and sales of these two operations do not represent a material portion of the Company's total assets or sales.

   (7)  Long-Lived Assets:

   The Company has continued to incur substantial losses in 1997. As part of the Company's efforts to evaluate its future liquidity and cash flows, it is in the process of preparing a long-term strategic business plan. Although the Company does not have reason to believe its long-lived assets are currently impaired, it will re-evaluate the realizability of such assets, including goodwill, when the business plan is completed in the fourth quarter of 1997.

                  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Special Note Regarding Forward-Looking Statements

   Certain matters discussed herein are "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Selected Financial Data

   The following table sets forth certain consolidated income statement data of the Company as a percentage of net sales for the periods indicated.

                                                 Percentage of Net Sales
                                    Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                        1997       1996       1997      1996

   Net sales                           100.0%     100.0%     100.0%    100.0%
   Cost of sales                        93.2       90.8       93.6      90.8
                                       -----      -----      -----     -----
   Gross profit                          6.8        9.2        6.4       9.2
   Selling, general & administrative     8.2        7.6        7.2       7.6
   Asset valuation loss                 10.0          -        3.0         -
   Restructuring expenses                  -          -          -       1.0
   Amortization of intangible assets     1.4        1.2        1.2       1.4
                                       -----      -----      -----     -----
   Income (loss) from operations       (12.8)       0.4       (5.0)     (0.8)
   Other (income) expense                0.2          -        0.1       0.1
   Interest expense                      6.9        5.5        5.9       5.4
                                       -----      -----      -----     -----
   Loss before taxes                   (19.9)      (5.1)     (11.0)     (6.3)
   Income tax expense (benefit)          0.1       (1.5)      (1.0)     (1.9)
                                       -----      -----      -----     -----
   Net loss                            (20.0)%     (3.6)%    (10.0)%    (4.4)%
                                       =====      =====      =====     =====

                    Results of Operations - Nine Month Period
                            Ended September 30, 1997
   Sales

   The Company's finished leather operations are divided into three principal lines of business. The following chart summarizes the Company's sales by line of business:

                           Three Months Ended        Nine Months Ended
                              September 30,            September 30,
                            1997    1996   %change   1997    1996   %change

   Furniture Group         $15.2   $19.7   (22.8)%   $55.2  $71.2    (22.5)%
   Automotive Group         12.8     9.0    42.2      39.1   16.8    132.7
   Footwear & Specialty
   Leather Group            42.2    45.8    (7.9)    148.1   136.4     8.6
                           -----   -----            ------  ------
   Continuing Sales         70.2    74.5    (5.8)    242.4   224.4     8.0
   Discontinued Operations     -     0.8   100.0         -    11.0   100.0
                           -----   -----            ------  ------
   Total Sales             $70.2   $75.3    (6.8)%  $242.4  $235.4     3.0%
                           =====   =====            ======  ======

   During the second quarter of 1996, the Company announced the discontinuation of its USL Trading Division and the German operations of its Furniture Group. Sales for these two operations during the third quarter and the first nine months of 1996, prior to their discontinuance, were $0.8 million and $11.0 million respectively.

   Results of Operations

        General. The Company experienced a loss of $14.1 million in the third quarter of 1997, compared with a loss of $2.7 million during the same period in the prior year. For the nine month year-to-date period, the Company recorded a loss of $24.0 million versus a loss of $10.3 million the prior year. Excluding the effects of non-recurring items recorded in the third quarter of 1997 (see Note 6) and the second quarter of 1996 (see Note 5), net loss for the first nine months of 1997 increased by $12.5 million, compared to the first nine months of 1996. The effect of significantly higher cattlehide costs during the first half of 1997 was the principal reason for these increased losses as hide cost increases incurred during this period could not be recovered through increased finished leather selling prices. A weak retail market in the Furniture Group and Footwear & Specialty Leather Group led to lower than expected sales volumes during the third quarter of 1997 which negatively impacted operating results, more than offsetting the favorable effects of hide prices which had declined during the third quarter of 1997.

        Net Sales. The Company's net sales in the third quarter of 1997 were $70.2 million, a decrease of $5.1 million or 6.8% from the same period one year ago. Sales from continuing operations decreased $4.3 million or 5.8%. Year-to-date sales were $242.4 million, an increase of $7.0 million or 3.0% over the prior year nine month period. Year-to-date, sales from continuing operations increased $18.0 million, or 8.0%. Sales of by-products, principally splits and wet blues, and products tanned on a contract basis for other tanneries, principally deerhides, accounted for 1.6% of the quarter and 1.3% of the year-to-date increase. Square footage of finished leather shipped decreased 6.3% for the quarter and increased 5.3% year-to-date. The decrease in the third quarter was principally due to a weak retail market in the Furniture Group and Footwear and Specialty Leather Group. The increase in net sales year-to-date was due primarily to an increase in the Automotive cut-to-pattern volume.

        Furniture Group. Furniture Group sales during the third quarter were $15.2 million, a decrease of $4.5 million or 22.8% from the third quarter of 1996. Year-to-date sales were $55.2 million, a decrease of $16.0 million or 22.5% from the prior year period. Contributing to the decline was a downturn in retail furniture sales and market share loss in some of the Group's product lines because of lower-priced foreign competition.

        Automotive Group. Automotive Group sales increased significantly from the comparable periods in 1996. Third quarter sales were $12.8 million or $3.8 million higher than the prior year quarter. Year-to date sales were $39.1 million or $22.3 million higher than the prior year period. The increase is primarily attributable to increased volume in the Group's cut-to-pattern business.

        Footwear and Specialty Leather Group. Footwear and Specialty Leather Group sales were $42.2 million during the third quarter of 1997, a decrease of $3.6 million or 7.9% from the third quarter of 1996. Year-to-date sales were $148.1 million, an increase of $11.7 million, or 8.6% over the comparable 1996 period. Square feet of finished leather shipped decreased 7.2% for the quarter, and increased 8.9% year-to-date. Weakened retail footwear demand was the principal reason for the decrease from the third quarter of 1997, while strong demand for the water-proof family of products, and increased finished split sales were the principal drivers of the increased year-to-date sales.

        Gross Profit. Gross profit for the third quarter of 1997 was $4.8 million, a decrease of $2.2 million or 31.1% from the third quarter of 1996. Year-to-date gross profit was $15.4 million, a decrease of $6.2 million or 28.7% from the comparable prior year period. Excluding the effects of non-recurring charges recorded during the second quarter of 1996, gross profits declined $12.8 million during the first nine months of 1997.

        Gross margins were 6.8% for the three months ended September 30, 1997 compared to 9.2% for the same period in 1996. Several factors negatively impacted gross margins for the third quarter of 1997, including low sales volumes in the Furniture Group and Footwear & Specialty Leather Group and lingering inefficiencies in the Automotive Group's cut-to-pattern plant. The lower volume in the Furniture Group and Footwear & Specialty Leather Group resulted in higher conversion costs at the facilities manufacturing these products. Year to date gross margins were 6.4% and 9.2% for 1997 and 1996, respectively. Excluding the effects of non-recurring charges, gross margins were 12.0% for the nine months ended September 30, 1996. The primary factors affecting the decrease in gross margin for the nine month period include decreased sales volume in the Furniture Group, inefficiencies in the Automotive Group's cut-to-pattern plant, and increased cattlehide prices. For the nine month period, average cattlehide prices have increased approximately 10% over the same period in 1996. As a result of these increases in average cattlehide prices, the cost of hides purchased during the first nine months of 1997 was approximately $7.3 million higher than the same period a year earlier. Although cattlehide prices have declined significantly during the third quarter of 1997, increased hide prices during the first six months of the year will continue to adversely impact gross margin into the fourth quarter of 1997. Hide purchase commitments made during September 1997 were at prices approximately 25% below the year to date high points.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses during the first nine months of 1997 were $0.5 million lower than the same period of 1996, with the majority of this decrease occurring in the second quarter of 1997. The principal reasons were lower staffing and sales commission expenses.

        Asset Valuation Loss. During the third quarter of 1997 the Company approved a plan to sell two of its operations; Caldwell Moser Leather Co. and Berlin Leather. Both operations are part of the Company's Footwear and Specialty Leather Group. These operations are being sold to enable the Company to continue to focus its resources on its core businesses and are
   expected to be consummated by the second quarter of 1998.   The Company
   recorded a pretax charge of $7.0 million in the third quarter to reduce the book value of the long-lived assets (property, plant, equipment and goodwill) of these operations to their estimated aggregated fair market value. The Company believes that the book value of inventories and receivables for these operations approximates market value. The assets and sales of these two operations do not represent a material portion of the Company's total assets or sales.

        Earnings before Interest, Taxes, Depreciation and Amortization. Earnings before interest, taxes, depreciation and amortization (and provisions for LIFO revaluations) ("FIFO EBITDA") during the third quarter of 1997 was a $1.0 million loss compared to $4.1 million of income in the third quarter of 1996. For the nine month period, FIFO EBITDA was $1.6 million for 1997 compared to $21.7 million for 1996, excluding the effects of restructuring. FIFO EBITDA, which is the principal earnings measure in the New Revolving Credit Facility, is not determined pursuant to generally accepted accounting principles ("GAAP"), and should not be considered in isolation or as an alternative to GAAP-derived measurements.

        Amortization of Intangible Assets. Amortization of intangible assets was $3.0 million in the first nine months of 1997 compared to $3.1 million in the same period of 1996.

        Interest Expense. Interest expense increased $1.4 million during the first nine months of 1997 over the same period in 1996. Interest expense increased $0.6 million for the three months ended September 30, 1997 compared to the same period in 1996. The increases were due to higher outstanding borrowings during this period. The higher borrowings under the New Revolving Credit Facility were required to fund greater working capital requirements caused by higher cattlehide prices and sales volume growth.

        Loss Before Income Taxes. The Company incurred a loss before taxes of $14.0 million in the third quarter of 1997, an increase of $10.2 million from a $3.8 million loss before taxes in the third quarter of 1996. The year to date loss before taxes for 1997 was $26.4 million, an increase of $11.5 million from the same period of 1996. This increase was principally the result of lower gross profits.

        Income Tax Benefit. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company recorded no tax benefit for the third quarter of 1997 compared to a benefit of $2.4 million recorded during the same period of 1996. The income tax benefit for the first nine months of 1997 was $2.4 million verses $4.6 in the same period of 1996. After adjusting income before income taxes for nondeductible amortization of goodwill, the effective tax rate was 10.2% during the first nine months of 1997, compared to 38.7% for the same period in 1996.

        Net Loss. Due to the factors previously discussed, the Company had a net loss of $14.1 million in the third quarter of 1997, compared to a net loss of $2.7 million during the third quarter of 1996. For the nine month period ended September 1997, the net loss was $24.0 million compared to a net loss of $10.3 million for the same period in 1996.

        Liquidity and Capital Resources. The Company used $12.5 million of cash for operations during the first nine months of 1997, compared with $9.0 million of cash provided by operations during the same period of 1996. The principal reasons for change in cash flow were (1) a $12.1 million comparative increase in accounts receivable, (2) a $13.7 million increase in net losses and (3) a $8.3 million comparative decrease in accounts payable and accrued liabilities. Accounts receivable increased by $13.1 million during the first nine months of 1997 principally because of increased sales volume. Sales during November and December of 1996 were impacted by holiday-driven customer and factory shutdowns which, in turn, generated lower accounts receivable balances as of December 31, 1996. Increased sales volume in the Company's Automotive Group was the primary reason for the increase in accounts receivable as of September 30, 1997 compared to the same date in 1996. Days sales outstanding in accounts receivable as of September 30, 1997 were 57 compared with 58 days as of September 30, 1996. LIFO inventories decreased approximately $18.0 million during the first nine months of 1997. The decrease was due principally to better asset management and improved quality.

        Capital expenditures totaled $2.2 million during the first nine months of 1997. This represents a decrease of approximately $2.2 million from the same period in 1996.

        On September 30, 1997, the Company's aggregate indebtedness was
   $180.0 million. This consisted of $133.4 million of principal and accrued interest on its 10-1/4% Senior Notes Due 2003 (the "Senior Debt") and $46.6 million due under the New Revolving Credit Facility. The New Revolving Credit Facility is a $65 million facility (reduced during September form $80 million), maturing on October 31, 2001. Borrowing availability is based on accounts receivable and inventory balances, less certain exclusions, amounts already borrowed under the facility and letters of credit issued thereunder. Availability as of September 30, 1997 was $5.5 million. As of November 8, borrowing under the New Revolving Credit Facility was $38.8 million, and availability was approximately
   $3.0 million.

        The Company incurred a substantial loss in 1996 and continued to incur losses during the first nine months of 1997. Although management has implemented measures which it believes will eventually improve the financial performance of the Company, there can be no assurances that such measures will be sufficient to permit the Company to reverse recent trends and meet all of its obligations going forward. In March, July, September and November 1997, the New Revolving Credit Facility was amended to, among other things, amend or waive FIFO EBITDA covenants and, in the aggregate, increase availability reserves. The most recent amendment modified the FIFO EBITDA covenants for October and November of 1997, and the Company currently projects that it will meet these amended covenants; however, the Company anticipates that it will also need to amend the FIFO EBITDA covenants for December 1997 and the 1998 covenants contained in the New Revolving Credit Facility. The Company plans to meet with the lenders in December to discuss the amendment of such FIFO EBITDA covenants. While the Company has been successful previously in negotiating waivers and amendments to the New Revolving Credit Facility, and believes it will continue to be successful in such negotiations as needed in the future, there can be no assurance that the Company will be able to obtain such amendments or that the Company's operations will generate sufficient cash flow, considered together with the amounts available under the New Revolving Credit Facility to meet all of the Company's future liquidity requirements. If the Company is unsuccessful in negotiating an amendment or other arrangement with the lenders before the end of January, the Company will be in default under the New Revolving Credit Facility, giving the lenders the right to accelerate the maturity of all amounts due under the New Revolving Credit Facility and declare all amounts borrowed under such facility immediately due and payable. Such an acceleration would cause a default under the Indenture governing the Senior Notes, permitting the Trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes to declare the unpaid principal amount and all accrued interest on the Senior Notes to be immediately due and payable. The Company does not have the financial resources to repay the amounts that would be owed under either the New Revolving Credit Facility or the Senior Notes if the maturity of either of such amounts were accelerated as described above, and unless the Company were able to secure an additional source of liquidity, which cannot be assured under such circumstances, any such acceleration would have a material adverse effect upon the Company.

   In September, the Company conducted a special meeting of the holders of its 10-1/4% Senior Notes due 2003 and announced its intention to seek a deleveraging of its balance sheet. It is currently in the process of facilitating negotiations to effect such a deleveraging.

   PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

        (a)  Exhibits:
             4.6 Amendment No. 4 dated as of September 29, 1997, to
                  Restated Revolving Credit Agreement dated as of
                  December 20, 1996, among United States Leather, Inc., A.R. Clarke Limited, the First Bank of Boston and the other banks which are parties thereto.

             4.7 Amendment No. 5 dated as of November 12, 1997, to Restated
                  Revolving Credit Agreement dated as of December 20, 1996, among United States Leather, Inc., A.R. Clarke Limited, the First Bank of Boston and the other banks which are parties thereto.

             27 Financial Data Schedule (EDGAR version only)

        (b)  Reports on Form 8-K:
             The Company filed a Form 8-K dated September 24, 1997 with respect to the meeting held that day of the holders of 10-1/4% Senior Notes Due 2003.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Date:  November 13, 1997

                            UNITED STATES LEATHER, INC.


                            By /s/ Kinzie L Weimer
                            Kinzie L Weimer

                            Senior Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as Chief Financial Officer)

                                  EXHIBIT INDEX

   Exhibit No.         Description

        4.6       Amendment No. 4

        4.7       Amendment No. 5

        27        Data Financial Schedule