Form 10-K405
period 1997-12-31
UNITED STATES LEATHER INC /WI/
filed 1998-03-31
CIK 906613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
        (Mark One)
        X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1997

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

                        Wisconsin                            13-3503310
               (State or other jurisdiction               (I.R.S. Employer
            of incorporation or organization)           Identification No.)

                  1403 West Bruce Street
                   Milwaukee, Wisconsin                        53204
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

   As of the date hereof and at all times during 1997 there was no public market for the Company's Common Stock.

   Number of shares outstanding of the Company's Common Stock as of the date hereof: 100
                                 _______________

                 COMPANY'S DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

   Special Note Regarding Forward-Looking Statements

        Certain matters discussed herein are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this report and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Item 1.        Business

        General

             United States Leather, Inc., a Wisconsin corporation ("USL" or the "Company"), is one of the largest and most diversified producers of leather in North America, and a leading leather producer for the domestic upholstery and footwear markets. USL produces and sells a broad line of finished leather and related products which are sold to a diverse customer base in the United States and internationally.

             Furniture Group. USL, under the trade name Lackawanna Leather, is a leading supplier of upholstery leather to the furniture industry. Furniture Group sales were approximately $70.2 million in 1997 and approximately $95.0 million for 1996.

             Footwear and Specialty Leather Group. USL is a leading producer of finished leather for footwear, personal accessories, sporting goods, apparel and other personal leather goods. Selling under the brand names Pfister & Vogel, A. L. Gebhardt, A. R. Clarke and Caldwell Moser, the Group's sales were approximately $181.7 million in 1997 and approximately $181.0 million for 1996.

             Automotive Group. USL is an emerging producer of finished leather for use in automobile interiors. Automotive Group sales were approximately $50.4 million in 1997 and approximately $18.2 million in 1996.

             USL also sells unfinished hides, partially finished hides and leather by-products to other leather producers, although these sales constitute only a small portion of the USL's overall revenue. The USL Trading Division ("Trading") traded hides and sold partially finished leather and unwanted or excess hides. This division was discontinued in 1996. Prior thereto, Trading's 1996 sales were $7.4 million. USL also operated a branch in Germany that procured partially finished hides from outside sources (principally from South America) contracted for them to be finished and sold the finished leather to furniture manufacturers in Europe. This operation was also discontinued in 1996, prior to which its 1996 sales were approximately $4.2 million. USL also produced collagen, a protein extracted from cattlehides, for sales to food manufacturers.
   Prior to discontinuing this operation in 1997, collagen sales were approximately $3.2 million compared with $6.0 million for all of 1996.

             USL's principal executive offices are located at 1403 West Bruce St., Milwaukee, Wisconsin 53204. Its telephone number is (414) 383-6030.

        The 1996 Holding Company Recapitalization

             In a series of transactions completed in 1993, USL was reorganized into a corporate structure consisting of USL and two new holding companies: United States Leather Holdings, Inc. ("USLH"), which owned 100% of the capital stock of USL, and U.S. Leather Holdings, Inc. ("Old Holdings"), which in turn owned 100% of the capital stock of USLH. Old Holdings also carried, as of April 9, 1996, $86.0 million aggregate principal amount of 15% Senior Debentures Due 2004 (the "Old Holdings Debentures"), approximately 87% of which were owned by The Equitable Life Assurance Society of the United States and certain of its affiliates and 13% of which were owned by First Plaza Group Trust (the "Former Holding Company Debenture Holders"). The Old Holdings Debentures were secured by the capital stock of USLH.

             A default occurred with respect to the Old Holdings Debentures due to the noncompliance, as of December 31, 1995, of Old Holdings with a financial covenant contained in the Old Holdings Debentures. Old Holdings was unable to cure the default; however, the default did not give rise to any cross-defaults or other recourse to the Company's 10-1/4% Senior Notes due 2003 (the "Notes") or revolving credit facility in place at the time (the "Old Credit Facility").

             On April 9, 1996, a series of transactions were completed, with the consent of Old Holdings, USLH and USL, which resulted in the Former Holding Company Debenture Holders foreclosing on their security (the "1996 Holding Company Recapitalization"). Such foreclosure resulted in the cancellation of the Old Holdings Debentures and the contribution of all USLH capital stock to Leather U.S., Inc. (the "New Holding Company"), a company wholly owned by the Former Holding Company Debenture Holders. The foreclosure also resulted in the elimination of any ownership interest in USLH or USL by the previous equity holders. The nominees of the previous equity holders resigned from the Board of Directors of USL and were replaced by nominees of the New Holding Company. The 1996 Holding Company Recapitalization did not cause a default under any of the existing debt of USL, nor did it constitute a change of control or default under the Notes or the Old Credit Facility.

             Upon the consummation of the 1996 Holding Company Recapitalization, USL became a wholly-owned subsidiary of USLH which in turn became a wholly-owned subsidiary of the New Holding Company. The New Holding Company and USLH had no assets other than the shares of their respective subsidiary, and had no independent operations. USL owns all of its operating assets directly, except those owned by A.R. Clarke, Ltd. ("A.R. Clarke"), USL's wholly-owned subsidiary. USL's principal indebtedness are the Notes and borrowings under its revolving credit facility.

             In November 1996, USL entered into a new asset-backed revolving credit facility (the "Replacement Credit Facility") that replaced the Old Credit Facility. From February to November 1997, the Replacement Credit Facility was amended a number of times to, among other things, modify certain financial covenants. In January 1998 USL entered into a new $55 million asset-backed revolving credit facility (the "New Credit Facility") that replaced the Replacement Credit Facility.

        Company Reorganization and Financial Restructuring

             Prior to 1996, the Company, while reporting as an integrated company, operated as a series of stand-alone divisions or subsidiaries with separate financial statements and management teams for each unit. During 1996, the Company eliminated this divisional structure and reorganized its management structure along functional lines, and its business structure (i.e., segment financial reporting) along the lines of markets served.
   While the Company has preserved Lackawanna Leather, Pfister & Vogel, A.L. Gebhardt, Caldwell-Moser, and A.R. Clarke as valued trade names, it no longer evaluates or reports business results according to these designations. During 1996 and continuing in 1997, the Company began a series of initiatives to strengthen the Company's financial position and return it to profitability. Among these initiatives were (1) the reorganization of the management of the Company previously discussed, which included the elimination or replacement of several other senior executives in the Company, and a general reduction in salaried workforce,
   (2) comprehensive reviews of the Company's products and inventories, (3) closing three operations which had not either been profitable or were not strategically critical to the Company, (4) replacing critical talent which had been lost in prior years, and (5) vacating the Company's corporate offices and moving such offices into one of the Company's operating facilities. The Company also continued efforts to grow and improve the business of its Automotive Group.

             The Company experienced liquidity problems in 1997, due primarily to operating losses and high debt service costs. On September, 24, 1997, the Company announced its intention to restructure its debt by converting all or a substantial portion of the Notes into equity in the Company. Since that time, extensive discussions have taken place with certain material holders of the Notes to effect such an exchange of debt for equity. On December 31, 1997, the Company's aggregate indebtedness was $173.5 million (compared with $162.1 million at December 31, 1996), consisting of $135.6 million of principal and accrued interest on the Notes and $37.9 million borrowed under the Replacement Credit Facility.

             In January 1998, the Company entered into the New Credit Facility, a $55 million asset-backed revolving credit facility that replaced the Replacement Credit Facility. On January 31, 1998, the Company failed to make the semi-annual interest payment that was due on the Notes and, as a consequence, reclassified the Notes from long-term debt to current liabilities. The Company does not have the capital resources necessary to satisfy this liability and, as a result, uncertainties exist concerning its ability to continue as a going concern. On March 25, 1998, the Company announced that it had reached an agreement in principle with its shareholders and an informal committee of holders of the Notes to convert all of the Notes into 97% of the equity of the Company outstanding on the date of conversion. Upon completion of the necessary solicitation process, the Company anticipates that it will file a petition with the United States Bankruptcy Court for approval of a prenegotiated Joint Plan of Reorganization (the "Plan") and make the exchange of the Notes for common stock effective within a reasonable period of time thereafter. There can be no assurances, however, that sufficient votes will be obtained to gain approval of the Plan.

             Although the Company had incurred losses in each of the last two years, it believes that it has implemented measures which will stabilize operations and permit it to reverse these losses and become profitable again within a reasonable period of time. The capital restructuring provided by the Plan represents an essential step in this stabilization and return to profitability because it will (1) create greater liquidity and borrowing capacity under the terms of the New Credit Facility, and (2) enable the Company to compete more effectively and demand more favorable terms from suppliers because it will reduce uncertainties in the marketplace regarding the Company's financial stability.

             Because the Company believes that the Plan will be approved, and the measures it has implemented will be successful, the accompanying financial statements have been prepared on a going concern basis. These statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

        The Leather Manufacturing Process

             The leather manufacturing process begins with the conversion of raw cattle hides into "wet blue" leather through soaking and agitating in alkaline and chromium solutions that dissolve the hair and preserve the hide. The term "wet blue" is derived from the fact that this initial tanning process turns the hides into a bluish color.

             After bluing, hides are split and shaved to obtain uniform thicknesses and separated into classifications referred to as grain (the outside portion of the split hide which is considered the most desirable and is used to make the higher quality finished leathers) and splits (the interior portion of the hide used to make less expensive suede's and other leathers). Grains are further sorted according to the quality of the tanned hide, based on such criteria as appearance, the number of surface defects and weight. Hides are then colored with dyes, treated with fat liquors to soften and smooth the leather, and then dried and finished through a variety of sophisticated processes to improve the appearance and performance of the grain and, in some cases, to add such properties as water resistance. Finally, hides are electronically measured and packaged for shipment to customers who, with the exception of certain automotive customers, cut the finished leather for their products. In the case of certain automotive customers, USL cuts the leather into prescribed patterns (known as "cut sets"), and then sells such sets to seating manufacturers.

             As with any manufacturing process that involves organic materials such as cattle hides, which vary from lot to lot and season to season, there is a certain amount of art in addition to science which goes into the successful production of quality leathers. The manufacturing processes must consistently generate finished leathers with the distinctive properties customers require. The process also requires a selection of hides in order to permit the manufacture of the array of products customers demand.

             By its nature, leather manufacturing regularly generates excess and off-quality products. Excess inventories may be created by changes in leather fashions, overestimation of customer requirements for a particular leather product or by customer returns. Off-quality inventories may be created by hide defects, equipment malfunctions or manufacturing process mistakes. Historically, USL adopted the practice of holding such inventories for rework and/or resale into other finished markets. Such practices, however, consumed manufacturing capacity and sales effort, and often required such stocks to remain idly in inventory until a suitable opportunity to rework or sell the products arose. In 1996, USL changed its policy toward disposing of these inventories. The new policy calls for less rework, fewer small-lot sales (which require extensive time and effort from the sales force), and more bulk sales to leather brokers, particularly offshore brokers. As a consequence, USL now writes such inventories down to a lower estimated net realizable value and attempts to sell them more promptly.

        Sales

             USL's finished leather operations are divided into three principal lines of business. The following chart summarizes USL's sales by line of business:

                                          Year Ended December 31,
                                        1997         1996             1995
    Furniture Group                    $70.2        $95.0           $121.2
    Footwear and Specialty
      Leather Group                    181.7        181.0            191.7
    Automotive Group                    50.4         18.2              9.3
    Discontinued Operations              3.2         17.6             38.5
                                       -----        -----            -----
         Total Net Sales              $305.5       $311.8           $360.7
                                       =====        =====            =====


             USL sells its products into markets that tend to be cyclical. Furniture Group sales are affected by such factors as housing starts and competition, interest rates, consumer confidence levels and general economic conditions. Footwear and Specialty Leather Goods Group sales tend to be functions of retail and fashion trends, and can also be affected by international markets, since the majority of footwear is now manufactured overseas. Automotive Group sales are influenced by automobile sales and the economic and social factors which influence such sales.

        Furniture Group

             The Furniture Group was founded as Lackawanna Leather in 1896, and continues to sell under the Lackawanna trade name today. The Group produces and markets finished leather for the furniture industry and, to a lesser extent, the aircraft seat manufacturing industry. Group sales in 1997 were $70.2 million, which accounted for 23.0% of USL's net sales in 1997, and were $95.0 million in 1996, which accounted for 30.5% of USL's 1996 net sales.

             Finished upholstery leather is sold primarily to furniture manufacturers, generally at three different price categories:
   promotional, mainstream and upscale. Under the Lackawanna trade name, USL is a leader in the mainstream and upscale categories, and has a substantial share of the market serving the promotional price category. Selling such brands as Regency, Passport, Captiva, Rustica and Commanche, the group has built upon its strength in these categories to develop and sell new leathers at competitive price points, thus helping to satisfy consumer demand for quality leather furniture at affordable prices. To maintain its leading market position, the group works closely with its customer base to develop and refine its leather upholstery products in a variety of fashion-oriented colors and textures.

             The Furniture Group receives tanned and partially tanned hides primarily from USL's tanneries in Omaha, Nebraska and Milwaukee, Wisconsin, although it also acquires tanned hides and finished leathers from other international tanneries. The Group finishes the hides and then packages and ships them from its plant in Conover, North Carolina.

        Footwear and Specialty Leather Group

             USL markets finished leather to the footwear and personal leather goods industries under the trade names of the companies originally acquired to form the Footwear and Specialty Leather Group - Pfister & Vogel, A.L. Gebhardt, A.R. Clarke and Caldwell Moser. The Group is a leading producer of finished leathers used in the production of high quality dress and casual footwear, rugged outdoor and athletic footwear, leather apparel, sporting goods and personal accessories such as gloves, belts and handbags. Under the Caldwell Moser trade name, the Group produces leather for shoe laces and harder, more durable leathers for such applications as shoe soles, saddles and animal collars. The Group also provides contract tanning and finishing services to other small leather producers, and also sells finished splits, wet blue and various leather by-products. Group sales in 1997 were $181.7 million, which accounted for 59.5% of USL's net sales in 1997 net sales. Group sales were $181.0 million in 1996, which accounted for 58.1% of USL's net sales that year.

             The diversity of the Group's product line, enhanced regularly by the introduction of new products, is the source of USL's competitive strength in the footwear and specialty leather market segments. Under the Pfister & Vogel trade name alone, USL markets over 100 types of shoe leather, each with its own distinct combination of color, finish and texture. Examples are Durashu, the standard penny loafer shoe leather since the 1950's, Raindance, a highly water resistant shoe leather used in outdoor hiking and boat shoes, Thunderhead, a heavy oil, water resistant outdoor leather used in outdoor hiking shoes, and Cyclone, a heavy oil, pull-up leather used in men's casual footwear. USL believes that the color, texture and consistency of its various products have been developed through a process that it considers proprietary in nature.

             The Footwear and Specialty Leather Group manufactures finished leather at facilities located in Milwaukee, Wisconsin; New Albany, Indiana; Berlin, Wisconsin; and Toronto, Canada. Through the diversity and flexibility of these facilities, USL is able to (a) produce a wide variety of leather products, including waterproof and water resistant leathers, as well as splits and other by-products, (b) support a customer base numbering in excess of 1,000,(c) productively utilize the different selections of leather each lot of hides produces, and (d) support, as needed, the tanning needs of USL's Furniture and Automotive Groups.

             Export sales are an increasingly important aspect of the international footwear market, as manufacturers continue to shift production from domestic facilities to overseas operations, especially in the Far East. In addition to exporting finished products into these markets, USL had also contracted for certain leather tanning and finishing in China to support the growing demand for such operations in closer proximity to shoe manufacturers" overseas operations. In December, 1997, after concluding that such means of serving Asian markets was not effective, the Company discontinued this operation.

             USL supports its footwear and personal leather goods sales through a direct sales and marketing force augmented by manufacturers representatives in Europe, Asia, Canada and the United States. USL also maintains a sales office in Taiwan to support its Far East sales.

        Automotive Group

             USL formed the Automotive Group in 1992 to supply finished leather to the worldwide automotive leather interior market, which USL believes is over $1.0 billion per year. Until 1996, the Group's sales consisted almost exclusively of finished hides sold to automotive original equipment manufacturers and aftermarket suppliers. In 1996, however, the Group began selling cut sets to seating manufacturers that supply a major domestic automobile manufacturer. Of the Group's $50.4 million of 1997 sales, approximately 75.0% were sold as cut sets. Approximately 37.0% of the Group's $18.2 million sales for 1996 were sold as cut sets.

             USL manufactures its Automotive leather at its facilities in Omaha, Nebraska. The Automotive Group markets its products through automotive manufacturers" representatives located in the United States, Canada and Asia.

        Other

             In 1997, USL discontinued the manufacture and sale of food-quality collagen from its facilities in Omaha, Nebraska. Although the business was modestly profitable, it created significant operating challenges and inefficiencies because the process required fresh hides to be soaked immediately upon receipt, and because of the need to maintain manufacturing standards regulated by the U.S. Food and Drug Administration. These obstacles and the non-strategic nature of this by-product prompted USL to close this operation in July, 1997, Prior to discontinuation, collagen sales were $3.2 million, $6.0 million, and $5.9 million in 1997, 1996, and 1995, respectively.

             In 1996, USL discontinued its USL Trading Division and the German operations of its Furniture Group. These operations consisted mostly of buying and selling activities, rather than the core manufacturing competencies for which USL had become best known. Neither operation produced a material strategic or financial benefit or was expected to produce such a benefit in the foreseeable future. Consequently management discontinued these operations in 1996.

             In 1997, the Company placed its operations in New Albany, IN (Caldwell Moser) and Berlin, WI (Berlin Leather) up for sale. No suitable buyers for these operations emerged and, in January, 1998, the Company took them off the market. It has since closed its finishing plant in Berlin, WI, and transferred products finished at this location to other facilities.

        Raw Materials

             The single largest component of the cost of finished leather is the cost of the cattle hide. Hide costs in each of the past three years have accounted for approximately 60% of USL's cost of goods sold. USL believes it purchases approximately 5% of the hides taken from cattle slaughtered in the United States, and that it is among the largest U.S. buyers of raw domestic cattle hides. The three largest domestic meat packers account for approximately 70% of the total number of U.S. cattle slaughtered for commercial purposes and, accordingly, are also USL's largest suppliers of hides. USL purchases most of its raw cattle hides domestically on a spot basis. Such hides are readily available, and the concentration of hide supplies among a limited number of meat packers has not historically had a material effect on USL's ability to source raw hides.

             Imported cattle hides in the form of partially tanned and finished leather constituted approximately 13% of USL's manufacturing material requirements in 1997. Most of such imports by USL in 1997 were from tanners in Thailand and Argentina.

             USL's diverse product line enables it to utilize a wide variety of hide grades and types. Consequently, USL is able to purchase large quantities of varied hides and use substantially all of the hides contained in each shipment from the meat packers. This, in turn, enables USL to centralize its raw hide purchasing. USL does, from time to time however, resell hides it is unable to use. Since such resales also occur on a spot basis, the Company may incur gains or losses in connection with reselling hides.

             Hides are a by-product of the cattle slaughtered to meet the worldwide demand for beef and beef products. Prices are subject to cyclical, seasonal and other market fluctuations. Historically, USL has been generally successful in passing along raw material price increases to customers unless the demand for finished leather was weak. Such increases take time to implement and when prices rise significantly in a short period of time USL's margins have suffered until such time as the price increases are fully implemented. Such price increases, however, may also impact demand for leather goods by prompting customers to consider alternative materials, especially in the furniture and automotive segments. Hide price increases and decreases immediately impact USL's cost of goods sold because USL recognizes such changes immediately through its
   LIFO method of accounting.   Coupled with delays in passing such changes
   through to selling prices for finished products, hide price fluctuations have had and may continue to have a material impact on USL's reported financial results.

             From time to time, in an effort to improve the selection and yield of hides, USL will build hide inventories during the fall for use during the winter season. Such hide buys benefit USL because the hides have fewer defects, have less hair and therefore cost less to tan, and generally produce higher quality leathers. USL did not execute such a hide buy in 1996 or 1997.

             Other materials consumed in leather tanning and finishing, such as chemicals and dyes, typically aggregate less than 13% of total cost of goods sold. Such materials are readily available from a variety of suppliers.

        Competition

             Each of USL's principal markets - furniture, footwear and personal leather goods, and automotive - is highly competitive, and certain of USL's competitors may have greater financial or other resources than USL. Competition is based on price, service, quality and the ability to supply customers in a timely manner with a diverse product line through wide-spread marketing and distribution channels. USL has historically been subject to both domestic and international competition. USL's efforts to increase its international sales could be adversely affected by, among other things, currency fluctuations.

             Furniture Group. The Furniture Group competes with both foreign and domestic leather manufacturers, domestic agents who represent foreign tanneries, and companies that import leather in a partially tanned state to finish and sell domestically. Foreign leather manufacturers with significant domestic facilities include Elmo Leather of America, Inc., a Swedish concern, Italian Leather (formerly Valdapone SPA), an Italian concern, and Louis Schweitzer GmbH, a German concern that is represented by Arcona Trading Co., Inc. Domestic manufacturers include Prime Tanning Company, Inc., Irving Tanning Company, Inc., and Garden State Tanning, Inc. Agents located in the United States that represent several tanneries domestically include Americraft Leather, Inc., Carroll Companies, Inc. and Friitala of America, Inc. Arpel Trading Co., Inc. represents foreign tanneries domestically and imports foreign partially tanned hides to finish and sell in the United States. Arpel also purchases partially tanned hides produced and rejected by domestic leather manufacturers, including USL, to refinish and sell domestically.

             Footwear and Specialty Leather Group. Competition in the footwear and specialty leather markets is highly fragmented. In the men's footwear market, in which USL competes primarily under the Pfister & Vogel trade name, its principal competitors include Prime Tanning Company, Inc.; Irving Tanning Company, Inc.; S. B. Foot Tanning Company; and Dominion Tanners (Canada), a division of United Canadian Shares, Limited. The Company also faces increased competition from tanneries in the Far East, principally China, whose proximity to footwear manufacturers' operations offer increasingly important competitive advantages. Competitors in other market segments tend to be smaller tanneries with a single or very limited product focus.

             Automotive Group. Domestically, competitors which supply leather products to the automotive industry include Eagle Ottawa Leather Company, a division of Trostel, Albert & Sons Company, Garden State Tanning, Inc. and Seton Leather Company. These competitors supply predominantly precut leather to seat and interior manufacturers. Additional competition in the United States comes from smaller foreign tanneries seeking to enter the U.S. automotive market . Whole hide competition in international automotive OEM markets typically comes from furniture leather manufacturers, including those previously mentioned.

        International Sales

             International sales include export sales from USL's domestic operations, and sales by A.R. Clarke, Ltd. (the Company's Candian subsidiary and part of the Footwear and Specialty Leather Group) to markets other than the United States, and sales, prior to discontinuation, from USL's German operations. International sales for 1997, 1996 and 1995 are as follows:

                                    Year Ended December 31,
                                 1997        1996         1995
                                     (dollars in millions)

   Asia                            $61.5        $46.5       $53.6
   Europe                           15.3         17.1        16.8
   Americas                         43.9         44.9        49.0
                                   -----        -----       -----
     Total International
       Sales                      $120.7       $108.5      $119.4
                                   =====        =====       =====


        Research and Development

             USL's research and development activities are directed toward leather product development and improvement designed to meet the specific requirements of its customers. They involve both the formulation of proprietary processes and the development of new leather finishes. USL works closely with its customers in its product development initiatives. USL has spent approximately $1.9 million, $2.3 million, and $2.4 million for research and development in 1997, 1996 and 1995 respectively.

        Major Customers

             USL had no customer that accounted for more than 10% of its combined net sales in 1997, 1996 or 1995.

        Patents and Trademarks

             Other than with respect to trademarks and tradenames, the Company does not rely to any material degree on intellectual property protection. The Company has no registered copyrights. The Company has been issued two patents relative to certain environmental processes.

             The Company has several registered trademarks and trade names in both the United States and Canada, and has submitted Applications for Registration of trademarks for several more. Registered trade names include Lackawanna Genuine Leather, Pfister & Vogel, and A.L. Gebhardt, among others.

        Employees

             As of December 31, 1997, USL employed approximately 1,800 full-time employees, approximately 92% of which were engaged in manufacturing, with the remaining 8% engaged in sales, marketing and administrative activities. Approximately 900 employees engaged in manufacturing activities as of December 31, 1997 were covered by collective bargaining agreements. One agreement covering approximately 415 employees represented by the United Food and Commercial Workers Union (the "UFCWU") expires on May 10, 1998. The Company and UFCWU are scheduled to begin negotiating a new contract in mid-March 1998, and the Company expects to have a new agreement in place by the May 10, 1998 expiration of the existing agreement, although no assurance can be given as to when such an agreement will be reached.

        Environmental Matters

             The Company's leather manufacturing and finishing operations are subject to numerous federal, state and local laws and regulations governing the protection of the environment. These laws and regulations establish specific requirements for the handling of hazardous materials and wastes, impose limitations on the emission of air and water pollutants and establish administrative requirements for permits and reporting. The Company places a high priority on compliance with environmental laws and regulations, and believes that it has obtained all material permits, licenses, orders or agreements from appropriate federal, state, and local regulators currently required for its manufacturing operations. The Company's Board of Directors has adopted appropriate policies toward environmental compliance, and USL has a designated corporate officer responsible for implementing such policies.

             Except as set forth below, the Company is not aware of any current material environmental liabilities that exist at any of the Company's facilities because of prior leather manufacturing operations or waste management practices. The Company has also implemented appropriate programs designed to minimize pollution and waste production.

             Toronto, Ontario Facility. During 1997, the Company discovered subsurface contamination of soil and ground water with chlorinated hydrocarbons at its A.R. Clarke facility in Toronto, Ontario, Canada. The contamination had crossed property boundaries to an adjacent commercial property. The Company has reported the contamination to the Ontario Ministry of Environment and Energy, as required by the law. Likewise, the Company has filed a claim against the previous owner of A.R. Clarke for restoration of the site under the terms of an Asset Purchase Agreement between the Company and the previous owner. Options for on-site management and/or remediation are under investigation.

             Wastewater Discharges. The Company believes that all of its facilities have either installed appropriate pretreatment equipment and are in compliance in all material respects with federal, state and local pretreatment categorical standards or are zero discharge facilities. Besides having to comply with such categorical standards specific to the tanning industry, each facility must also comply with local generic pretreatment standards as a condition of discharge. Operational systems are subject to upsets and equipment malfunctions, which may lead to occasional violations of such discharge standards.

             In 1995, one of the Company's Milwaukee, Wisconsin facilities experienced equipment malfunctions that caused chromium discharges in excess of allowable limits. A Consent Order with the Milwaukee Metropolitan Sewerage District ("MMSD") was signed, which provided for daily sampling a fine of less than $100,000. Although the Company implemented measures to provide additional redundancy and monitoring to reduce the likelihood of a recurrence of such excess chromium discharges, and although such recurrences have been reduced, they have not been eliminated. In October 1996, the Company received a Notice of Noncompliance from the MMSD for two incidents of excess chromium discharges during the first quarter of 1996, and in January 1997, the Company self-reported two additional such occurrences. These incidents were caused by cross-connections in the facility's various effluent collection sewers. Corrective measures were taken and the Company continues daily monitoring for chromium. No fines or penalties were levied as a consequence of the 1996 or 1997 incidents.

              The Company received a Notice of Continuing Violation from the MMSD for a September 26, 1996 exceedence of the oil and grease discharge limits at another of its Milwaukee, Wisconsin facilities. A subsequent Notice of Noncompliance was issued following a January 14, 1997 exceedence. The Company implemented steps to improve controls over slug loads of oil and grease discharged into the municipal sewer systems,
   including increased sampling and testing.   The Company also petitioned
   the MMSD to revise the Company's Discharge Permits to allow it to use an alternate method for testing discharge quantities. The proposed alternate method is easier to comply with than the method previously specified by the Discharge Permit. The controls over slug discharges were effective. In addition, the MMSD approved the alternate method. As a result of these two developments, the facility has remained compliant since the January 14, 1997 date and the MMSD has discontinued their enforcement action. No fines or penalties have been levied on the Company relating to this action.

             In July, 1996, the Environmental Protection Agency of the United States (the "EPA") revised the categorical pH standard for tannery discharges to publicly owned treatment works. This revised standard as allowed the Company's facilities in Milwaukee, Wisconsin and Omaha, Nebraska to discontinue costly pH neutralization. Based on EPA's action, authorities in Toronto, Canada also modified pH standards, thus allowing the Company's A.R. Clarke operation to also cease such neutralization procedures.

             Off-Site Liabilities. Under existing environmental laws, companies can be held liable for cleanup costs if they arrange for the disposal or treatment of hazardous substances that are subsequently released into the environment. Accordingly, the Company may be potentially liable for the cleanup of hazardous substances at facilities to which the Company shipped hazardous substances for treatment or disposal. there are a number of solvents and other materials containing hazardous substances that have been shipped from the Company's facilities for disposal or treatment.

             In February 1998, the Company received a notice from the EPA of the opportunity to participate in a de minimis settlement at the Caldwell Systems, Inc. site in North Carolina. The Company believes that at least a portion of any potential liability associated with this site should be borne by Beatrice Companies, Inc. under the terms of the Asset Purchase Agreement dated January 13, 1985, and has tendered the defense and indemnification of the claim to Beatrice Companies, Inc. Beatrice has not yet responded to the tender. The EPA settlement would require a payment by the Company of $46,000, in exchange for a release from future liability at the site related to specific issues. The settlement agreement contains some exceptions for coverage, including liability for natural resource damages. At this time, the Company is evaluating the settlement offer.
   It is not possible to determine what, if any, liability the Company may have for any matters that are not covered by the settlement agreement.

             In August 1997, the Company received information requests under
   Section 104(e) of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") regarding the Peter Cooper Site in Gowanda, New York with respect to two of its predecessors, A.L. Gebhardt and Lackawanna Leather. Pursuant to the terms of the Asset Purchase Agreement dated January 13, 1985, Beatrice Companies, Inc. has agreed to defend and indemnify the Company for any potential liability associated with Lackawanna Leather at this site. Beatrice Companies, Inc. has agreed to defend this matter on behalf of Lackawanna Leather. At this time, however, it is not possible to determine what, if any, liability the Company, as the successor to A.L. Gebhardt and Lackawanna Leather, will have with respect to this site.

             The North Carolina Department of Environment, Health and Natural Resources ("DEHNR") identified the Company's facilities at Conover, North Carolina as a potentially responsible party ("PRP") that arranged for the disposal or treatment of hazardous waste at the Seaboard Chemical facility in North Carolina. During the Phase I Remediation process, the Company was adjudged to be a de minimis contributor to the site and, with its payment of $25,512, was able to discharge its Phase I Remediation liability. The Company joined a PRP group consisting of 946 companies to negotiate the Phase II Remedial Investigation and Feasibility Study ("RI/FS") with the DEHNR. This group negotiated an Administrative Order of Consent with DEHNR to conduct the remedial investigation of the site. The Administrative Order contains a covenant not to sue the members of the PRP group, and provides signatories with protection from contribution actions. Although there can be no assurances, the Company expects that
   (1) the Company will continue to be identified as a de minimis contributor to the site, (2) the Company's share of the costs remaining to clean up the site will aggregate less than $500,000, and (3) since approximately 35% of the wastes in question were sent to the site during ownership of the Conover facilities by a previous owner, such previous owner will assume his pro rata share of the cleanup costs under the indemnity provisions of the January 13, 1985 Asset Purchase Agreement which conveyed these facilities to the Company.

             In March 1993 and December 1995, the EPA completed removal actions at the Cherokee Oil Sites, a commercial waste treatment facility located in Charlotte, North Carolina. The Company had sent non-hazardous wastewater from its facilities in Conover, North Carolina to these sites between December 1988 and October 1990. EPA spent approximately $6.5 million to clean up and remove wastes from the sites, and is now attempting to recover costs from users of the facility. In March 1996, EPA sent the Company a CERCLA Section 104(e) Information Request ("104(e) Request") relative to the wastes sent by the Company to the sites. The Company responded to the Request in May, 1996 and, in order to prevent the Department of Justice from filing a cost recovery action in federal court, executed a Tolling Agreement along with other parties to allow time to negotiate a settlement. In March 1997, the Company and the EPA tentatively agreed to settle the Company's share of cleanup costs for approximately $78,000. The resulting settlement Consent Decree has been approved by a Federal District Court.

   Item 2.   Properties

             As of December 31, 1997, USL operated 16 manufacturing facilities in North America, of which nine were located in Wisconsin, three were located in Nebraska, and one each was located in North Carolina, Indiana and Toronto, Canada. In addition, USL owned a manufacturing facility in Berlin, Wisconsin which it closed in January 1998. USL owns all but two of its facilities. The leased facilities are subject to customary commercial leases. The term of the lease for the larger facility expires in 2000, while the lease for the smaller facility has a month to month term. The aggregate floor area of the Company's facilities is approximately 1.5 million square feet, as follows:

                     Approximate Area                    Principal Purpose
    Location         (in sq. ft.)      Owned or Leased   of Facility

    Milwaukee, WI    340,000           Owned             Manufacturing
    Milwaukee, WI    140,000           Owned             Manufacturing
    Conover, NC      175,000           Owned             Manufacturing
    Toronto, Canada  130,000           Owned             Mfg./Warehouse
    New Albany, IN   120,000           Owned             Manufacturing
    Omaha, NE        108,000           Owned             Manufacturing
    Milwaukee, WI    81,000            Owned             Admin./Warehouse
    Berlin, WI       80,000            Owned             Manufacturing
    Milwaukee, WI    70,000            Owned             Manufacturing
    Milwaukee, WI    70,000            Owned             Mfg./Warehouse
    Milwaukee, WI    50,000            Owned             Admin./Warehouse
    Omaha, NE        50,000            Owned             Manufacturing
    Milwaukee, WI    26,000            Owned             Warehouse
    Omaha, NE        28,000            Leased            Manufacturing
    Milwaukee, WI    22,000            Owned             Warehouse
    El Paso, TX      1,600             Leased            Warehouse
    Berlin, WI       40,000            Owned             Manufacturing
      (closed)

             USL considers its plant and equipment to be in generally good condition. In addition to capital expenditures to replace worn out or obsolete equipment, USL incurred expenses to maintain and repair its plants and equipment of $9.3 million, $10.2 million, and $10.5 million in 1997, 1996 and 1995 respectively.

             USL's executive offices are located at 1403 W. Bruce St., Milwaukee, WI 53204, within one of the owned facilities summarized above.

   Item 3.   Legal Proceedings

             In May 1995, USL received a request for information from the United States Customs Service (the "Customs Service") concerning the classification and duties paid on a series of importations of Russian and Romanian wet blue from 1991 to 1993. Upon review of the Harmonized Tariff Schedules in effect in 1991, 1992 and 1993, USL determined that it had paid less than the proper import duty and thereupon paid approximately $164,000 in additional duty. In April and September 1996, the Customs Service issued a total of three penalty notices related to this matter. One of the penalty cases relating to such notices has been settled for less than $12,000. The two remaining cases are pending, with a total potential exposure of approximately $680,000. Petitions for relief from two remaining penalty cases have been filed, and a final administrative determination is expected by the end of 1998. USL believes it is adequately reserved for any additional duties or penalties.

             USL is also involved in other litigation and proceedings. Based on current information, management believes that future costs, if any, in excess of insurance coverage with respect to such litigation and proceedings, will not be material to USL's financial position or results of operations.

   Item 4.   Submission of Matters to a Vote of Security-Holders

             No matters were submitted to a vote of the Company's security holders in the fourth quarter of 1997.

   Item 5.   Market for Registrant's Common Equity and Related Stockholder
   Matters

             As of December 31, 1997, there was no public market for the Company's common stock. All 100 shares of the Company's common stock are owned by USLH, which is a wholly owned subsidiary of the New Holding Company. The Company paid no cash dividends on its common equity in 1997 and paid $50,000 in 1996, and, $1.2 million in 1995.

   Item 6.   Selected Financial Data

             The following table sets forth the selected financial data of USL for each of the preceding five years ended December 31, 1997. The selected historical data for each of the preceding five years ended December 31, 1997 are derived from the audited consolidated financial statements of USL. The selected historical financial data presented herein are qualified in their entirety by, and should be read in conjunction with, the USL's Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in
   Item 7 of this Form 10-K.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (Dollars in thousands)

                                                                Year ended December 31,
                                           1997          1996               1995           1994            1993

   Income Statement Data
   Net Sales                             $305,476      $311,843           $360,660       $371,584        $351,902
   Cost of sales(1)                       297,103       293,111            307,556        315,251         295,054
                                          -------       -------            -------        -------         -------
   Gross profit                             8,373        18,732             53,104         56,333          56,848
   Selling, general & administrative
     expenses                              24,254        24,916             22,974         27,040          23,486
   Restructuring expenses                      --         3,744                 --             --              --
   Asset valuation loss (5)               101,000            --                 --             --              --
   Amortization of intangible assets        4,631         4,134              3,529          3,177           3,334
                                          -------       -------            -------        -------         -------
   Income (loss) from operations         (121,512)      (14,062)            26,601         26,116          30,028
   Interest expense                        19,119        17,159             18,062         17,283          23,111
                                          -------       -------            -------        -------         -------
   Income (loss) before provision
     for income taxes and
     extraordinary item                  (140,631)      (31,221)             8,539          8,833           6,917
   Income tax (benefit) provision          (1,273)      (10,999)             4,373          4,685           3,791
                                          -------       -------            -------        -------         -------
   Net income (loss) before
     extraordinary item                  (139,358)      (20,222)             4,166          4,148           3,126
   Extraordinary gain (loss)                   --            --                417             --           (652)
                                          -------       -------            -------        -------         -------
   Net income (loss)                     (139,358)      (20,222)             4,583          4,148           2,474
   Preferred Stock dividends                   --            --                 --             --             705
                                          -------       -------            -------        -------         -------
   Net income (loss) available for
     common shares(2)                   ($139,358)     ($20,222)            $4,583         $4,148          $1,769
                                          =======       =======            =======        =======         =======
   Other Data
   Ratio of earnings to fixed
   charges(3)                                  --            --               1.47           1.50            1.30
   Deficiency of earnings available
     to cover fixed charges(3)          ($140,631)     ($31,221)                --             --              --
   Gross profit margin (3)                   2.7%          6.0%              14.7%          15.2%           16.2%
   EBITDA(4)                              ($7,841)      ($2,941)           $36,319        $34,548         $38,440
   FIFO EBITDA(4)                        ($10,439)        ($972)           $31,845        $44,038         $38,549
   Capital Expenditures                    $3,998        $6,523             $7,948         $6,062          $6,789
   Square footage of finished
     leather sold                         118,110       126,890            138,049        148,804         149,529

   Balance Sheet Data
   Working capital(6)                   ($118,085)      $44,117            $64,925        $65,902         $63,696
   Total assets                          $126,202      $264,822           $285,994       $286,309        $295,525
   Long-term debt, including current
     maturities(6)                       $130,144      $130,257           $130,320       $134,237        $134,871
   Stockholders' equity/(deficit)        $(78,268)      $61,073            $81,265        $78,047         $77,935

   __________________________________________

   (1) Included in cost of sales is a charge (credit) of $(2,598), $1,969, $(4,474), $9,490, and $109 related to the change in LIFO inventory reserve for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively.
   (2) The Company paid cash dividends of $50, $1,173 and $4,036 related to shares of common stock in 1996, 1995 and 1994, respectively. There were no cash dividends paid or declared related to common stock for 1997 or 1993.
   (3) For purposes of computing the ratio and deficiency of earnings to fixed charges, earnings represents income from operations, less that portion of rental obligations on operating leases that is representative of interest. Fixed charges represents the sum of interest expense plus such portion of rental obligations that is representative of interest.
   (4) EBITDA, the primary earnings measurement used in the Indenture, represents income or loss from operations plus non-cash charges related to depreciation and amortization of intangible assets and loss on asset impairment. FIFO EBITDA, the primary earnings measuring in the New Credit Facility, represents EBITDA plus or minus charges or credits to operations related to the change in the LIFO inventory reserve from December 31 of the prior year to December 31 of the current year, plus or minus certain other gains or charges related to non-recurring items. Neither EBITDA nor FIFO EBITDA is determined pursuant to generally accepted accounting principles
        (GAAP"), and should not be considered in isolation or as an alteration to GAAP-derived measurements.
   (5)  During 1997 the Company recorded asset valuation losses aggregating
        $101.0 million: a $7.0 million provision recorded in connection with certain operations which the Company put up for sale, and a $94.0 million charge recorded to write off all of the remaining impaired goodwill as of December 31, 1997.
   (6) On January 31, 1998 a semi-annual interest payment that was due on the Notes was not made. As a consequence all of the Notes and accrued interest thereon, totaling $135.0 million, was classified as current as of December 31, 1997, and is included in the working capital deficit.


   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


        Year 2000 Computer Compliance

             In order to address the problem relating to the inability of certain computer software programs to process 2-digit year-date codes after December 31, 1999, the Company has conducted a comprehensive review of its computer systems and formulated a plan to modify or replace programs where necessary. It is anticipated that all reprogramming efforts of major programs will be completed by December 31, 1998. Management believes that the cost of completing the plan will be approximately $2.0 million.

        Company Reorganization and Financial Restructuring

             Prior to 1996, the Company, while reporting as an integrated company, operated as a series of stand-alone divisions or subsidiaries with separate financial statements and management teams for each unit. During 1996, the Company eliminated this divisional structure and reorganized its management structure along functional lines, and its business structure (i.e., segment financial reporting) along the lines of markets served. While the Company has preserved Lackawanna Leather, Pfister & Vogel, A.L. Gebhardt, Caldwell-Moser, and A.R. Clarke as valued trade names, it no longer evaluates or reports business results according to these designations.

             During 1996 and continuing in 1997, the Company began a series of initiatives to strengthen the Company's financial position and return it to profitability. Among these initiatives were (1) the reorganization of the management of the Company previously discussed, which included the elimination or replacement of several other senior executives in the Company, and a general reduction in salaried workforce, (2) comprehensive reviews of the Company's products and inventories, (3) closing three operations which had not either been profitable or were not strategically critical to the Company, (4) replacing critical talent which had been lost in prior years, and (5) vacating the Company's corporate offices and moving such offices into one of the Company's operating facilities. The Company also continued efforts to grow and improve the business of its Automotive Group.

             The Company experienced liquidity problems in 1997, due primarily to operating losses and high debt service costs. On September, 24, 1997, the Company announced its intention to restructure its debt by converting all or a substantial portion of the Notes into equity in the Company. Since that time, extensive discussions have taken place with certain material holders of the Notes to effect such an exchange of debt for equity. On December 31, 1997, the Company's aggregate indebtedness was $173.5 million (compared with $162.1 million at December 31, 1996), consisting of $135.6 million of principal and accrued interest on the Notes and $37.9 million borrowed under the Replacement Credit Facility.

             In January 1998, the Company entered into the New Credit Facility, a $55 million asset-backed revolving credit facility that replaced the Replacement Credit Facility. On January 31, 1998, the Company failed to make the semi-annual interest payment that was due on the Notes and, as a consequence, reclassified the Notes from long-term debt to current liabilities. The Company does not have the capital resources necessary to satisfy this liability and, as a result, uncertainties exist concerning its ability to continue as a going concern. On March 25, 1998, the Company announced that it had reached an agreement in principle with its shareholders and an informal committee of holders of the Notes to convert all of the Notes into 97% of the equity of the Company outstanding on the date of conversion. Upon completion of the necessary solicitation process, the Company anticipates that it will file a petition with the United States Bankruptcy Court for approval of a prenegotiated Joint Plan of Reorganization and make the exchange of the Notes for common stock effective within a reasonable period of time thereafter. There can be no assurances, however, that sufficient votes will be obtained to gain approval of the Plan.

             Although the Company had incurred losses in each of the last two years, it believes that it has implemented measures which will stabilize operations and permit it to reverse these losses and become profitable again within a reasonable period of time. The capital restructuring provided by the Plan represents an essential step in this stabilization and return to profitability because it will (1) create greater liquidity and borrowing capacity under the terms of the New Credit Facility, and (2) enable the Company to compete more effectively and demand more favorable terms from suppliers because it will reduce uncertainties in the marketplace regarding the Company's financial stability. There can be no assurance, however, that the measures the Company has implemented nor the effect of the restructuring, if approved, will be sufficient to permit it to remain an ongoing concern.

             Because the Company believes that the Plan will be approved, and the measures it has implemented will be successful, the accompanying financial statements have been prepared on a going concern basis. These statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

   General

             The Company reported net sales of $305.5 million, $311.8 million and $360.7 million, in 1997, 1996 and 1995 respectively, of which sales of finished leather accounted for approximately 93%, 90% and 90% respectively. The balance of sales revenues were attributable principally to sales of by-products, which included splits, wet blues and raw cattlehides.

   Results of Operations

             The following table sets forth certain consolidated income statement data of the Company as a percentage of net sales for the periods indicated.

                                           Year Ended December 31,
                                         1997       1996       1995

    Net Sales                           100.0%     100.0%     100.0%
    Gross Profit                           2.7        6.0       14.7
    Income/(loss) from operations        (39.8)      (4.5)       7.4
    Net income/(loss)                    (45.6)      (6.5)       1.3


   1997 Compared to 1996

             General. The Company incurred a net loss of $139.4 million in 1997, compared with a net loss of $20.2 million in 1996. Included in these net losses were certain non-recurring charges recorded by the Company in each of these years. In 1997, the Company wrote off all of the goodwill remaining ($94.0 million) from the 1988 acquisition of the Company's predecessors by the previous equity holders and recorded write downs of long-lived assets ($7.0 million) which the Company held for sale in 1997. The Company also incurred non-recurring charges in 1997 aggregating $6.8 million, including writedowns of excess and obsolete products, provisions for loss on certain automotive contracts, and discontinuation of leather refinishing in China. In 1996, the Company recorded a series of pre-tax charges totaling $16.5 million associated with, among other things, changes in policies for the valuation and disposition of excess and off-quality inventories, restructuring charges, impairment of certain contracts, customer claims regarding the use of certain defective chemicals and the closing of its Trading and German operations (see 1996 compared to 1995). In addition to the above non-recurring charges, the increased loss in 1997 was the result of increased competition from other leather producers, weakened demand for finished leather during most of the second half of 1997, particularly in the footwear and furniture upholstery segments, and loss of market share. The Company attributes the loss of market share to the uncertainties surrounding its financial condition and the financial restructuring which it announced in September 1997. Also contributing to the increased loss in 1997 was the high cost of cattlehides which the Company was unable to recover through higher pricing to customers.

             Net sales. The Company's net sales in 1997 were $305.5 million, a decrease of $6.4 million or 2.0% from the prior year period. Excluding $11.6 million of sales in 1996 from the closed Trading and German operations, comparable 1997 sales increased $5.3 million or 1.8%. Square footage of finished leather sales dropped 6.9% in 1997 compared to 1996. The decrease was principally due to weaker sales volume in the Furniture Group and Footwear and Specialty Leather Group, which was partially offset by increased cut set sales in the Automotive Group.

             USL's operations are divided into three principal lines of business. The following chart summarizes USL's sales by line of business:

                                                Year Ended December 31,
                                              1997       1996       % Change
                                                    ($ in millions)
    Furniture Group                            $70.2      $95.0        (26)%
    Footwear and Specialty Leather Group       181.7      181.0         --
    Automotive Group                            50.4       18.2        177%
    Discontinued Operations                      3.2       17.6         N.A.
                                               -----      -----
         Total Net Sales                      $305.5     $311.8         (2)%
                                               =====      =====

             Furniture Group. Furniture Group sales in 1997 were $70.2 million, a decrease of $24.8 million or 26.1% from 1996. Contributing to the decline was (1) volume lost because of severe price-based competition from foreign tanneries in the Group's promotional product lines, carryover difficulties the Company experienced from its 1996 quality and delivery problems and, to a lesser extent, softening in retail furniture sales, (2) the discontinuation of certain products during the second half of 1996, and (3) lower volume in the Group's mid and high-fashion product lines because of fewer cattlehides which met the Group's quality criteria for these products. Lack of high-impact new product introductions in prior years contributed to the erosion.

             Footwear and Personal Leather Goods Group. Footwear and Personal Leather Goods Group sales were $181.7 million in 1997, an increase of $0.7 million from 1996. Strong first half sales during 1997, particularly in waterproof products, were offset by weakened market conditions during the second half of the year and the reluctance of customers to place substantial product commitments with USL due to uncertainty surrounding the Company's final condition.

             Automotive Group. Automotive Group sales in 1997 were $50.4 million, an increase of $32.2 million or 176.9% from 1996. This increase was entirely attributable to volume in the Group's cut-to-pattern business.

             Gross profit. The Company's gross profit decreased to $8.4 million in 1997, from $18.7 million in 1996, a $10.3 million reduction. Excluding discontinued 1996 operations, gross profit decreased by $9.1 million. Excluding non-recurring charges of $5.3 million in 1997 and $12.2 million in 1996, comparable gross profit from operations decreased by $17.2 million in 1997. Contributing to the lower gross profits in 1997 were lower sales volumes in the Furniture Group and the Footwear and Specialty Leather Group, lingering inefficiencies in the Automotive Group's cut-to-pattern plant, and increased cattlehide prices, which were 3% higher in 1997 than in 1996. The lower volume in the Furniture Group and, during the second half of the year, the Footwear and Specialty Leather Group resulted in higher conversion costs per unit at the facilities manufacturing these products.

             Gross margins were 2.7% for 1997 compared to 6.0% in 1996. Excluding the effects of non-recurring charges, gross margins were 4.5% for 1997 and 9.9% for 1996.

             Selling, general and administrative expenses. Selling, general and administrative expenses during 1997 were $24.3 million, a 2.7% reduction from 1996. Lower compensation and benefit expenses during 1997 were partially offset by higher professional services fees.

             Restructuring expenses. In 1996, the Company incurred $3.7 million of restructuring expenses. These included severance costs associated with a management reorganization, costs incurred in connection with the closing of the Company's German operations, writedown of the lease for the prior corporate headquarters space, and writedown of equipment used in certain manufacturing processes. The Company incurred no restructuring expenses in 1997.

             Asset valuation losses. In 1997, the Company recorded an asset valuation loss of $101.0 million consisting of $94.0 million of unamortized goodwill and $7.0 million for assets held for sale. During the third quarter of 1997 the Company approved a plan to sell two of its operations: Caldwell Moser Leather Co. and Berlin Leather. Both operations are part of the Company's Footwear and Specialty Leather Group. The Company recorded a pretax charge of $7.0 million in the third quarter to reduce the book value of the long-lived assets (property, plant, equipment and goodwill) of these operations to their estimated aggregated fair market value less costs to sell based on a contingent selling arrangement with an investment banker. The assets and sales of these two operations do not represent a material portion of the Company's total assets or sales.

             Although the Company began implementing strategic measures in 1996 which it believes will eventually improve the financial performance of the Company, operating losses continued in 1996 and 1997. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of', the Company deemed its long-lived assets to be impaired as the future undiscounted cash flows of long-lived assets would not be sufficient to recover the carrying value of such assets. The assets were therefore adjusted to their fair value based upon the estimated present value of expected future cash flows. As a result, all unamortized goodwill was written off with no reduction in the carrying amounts of other long-lived assets.

             Earnings before interest, taxes, depreciation, amortization, and asset valuation loss. Earnings before interest, taxes, depreciation, amortization, asset valuation loss and provisions for LIFO revaluations ("FIFO EBITDA") during 1997 was a loss of $10.4 million compared with a loss of $1.0 million in 1996. The decline was due principally to the change in gross profit previously discussed. FIFO EBITDA, which is the principal earnings measure in the New Credit Facility, is not determined pursuant to generally accepted accounting principles ("GAAP"), and should not be considered in isolation or as an alternative to GAAP-derived measurements

             Interest Expense. Interest expense in 1997 was $19.1 million, $1.9 million higher than that of the prior year. The increase was due to higher outstanding borrowings during the year and higher amortization of deferred financing fees. The higher borrowings under the Replacement Credit Facility were required to fund greater working capital requirements caused earlier in the year by increased cattlehide prices and sales volume growth in the Automotive Group.

             Loss Before Income Taxes. The Company incurred a loss before taxes of $140.6 million in 1997, compared to a loss of $31.2 million in 1996, an increase of $109.4 million. Excluding the effects of non-recurring charges in 1997 of $107.8 million and $16.5 million in 1996 the respective losses were $32.8 million in 1997 compared to $14.7 million in 1996. This increase, as previously discussed, was primarily the result of lower operating margins.

             Income Tax(Benefit)/Provision. In 1997 the Company recorded a tax benefit of $1.3 million compared to a benefit of $11.0 million in 1996. A minimal tax benefit was recorded in 1997 due to the nondeductibility of the goodwill impairment and valuation reserves being established for most of the remaining losses.

             Net Loss. Due to the factors previously discussed, the Company had a net loss of $139.4 million in 1997, compared to a net loss of $20.2 million in 1996.

   1996 Compared to 1995

             General. The Company experienced a net loss of $20.2 million in 1996, compared to a net profit of $4.6 million in 1995. This loss was the result of increased competition from other leather producers, increased cattlehide prices, restructuring and turnaround initiatives undertaken by the Company, and certain quality problems the Company experienced. In connection with the restructuring and turnaround initiatives, the Company recorded a series of charges in 1996 totaling $16.5 million which management believes are unusual or non-recurring items. In the aggregate, these charges increased the Company's cost of goods sold by $12.2 million, selling general and administrative expenses by $0.6 million, and resulted in a charge for restructuring expenses of $3.7 million. The cost of goods sold charges included $8.6 million in inventory reserve provisions to reflect a change in Company policy toward disposing of excess and off-quality products (see Item 1 of this form 10-K under the caption "The Leather Manufacturing Process"), $2.2 million to recognize that certain contracts the Company held were impaired, $0.9 million for the recovery and disposal of products produced using certain chemicals which were later determined to be defective, and $0.5 million in inventory writedowns in connection with the closing of German operations. In addition, the Company incurred operating losses in 1996 aggregating $1.8 million in connection with the activities of the USL Trading Operation and German operations prior to their being discontinued.

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

             Gross Profit. The Company's gross profit decreased to $18.7 million in 1996, from $53.1 million in 1995, a $34.4 million reduction. Gross margins decreased approximately 8.7%, from 14.7% to 6.0%. Excluding discontinued operations, gross profit decreased by $33.2 million. Much of the decrease was the result of higher cattlehide costs experienced in 1996. After dropping through the second half of 1995 and much of the first half of 1996, the purchase price of cattlehides rose significantly in the second half of 1996. Approximately $7.6 million more was charged to cost of goods sold for hide costs in 1996 than in 1995. Due to the restructuring and turnaround initiatives discussed previously, cost of goods sold increased $12.2 million in 1996. Lower sales volumes and prices resulting in approximately $7.0 million lower gross profit in 1996 than 1995. The Company also experienced increased conversion costs in 1996, as it absorbed inefficiencies and other ramp-up expenses associated with the Automotive Group's cut-to-pattern initiatives, and as it implemented remedial measures to cure quality and delivery problems.

             Selling, General and Administrative Expenses. Selling, general and administrative expenses in 1996 were $24.9 million; compared with $23.0 million in 1995. The increase, after adjusting for $0.6 million of non-recurring unusual items previously discussed, was principally the result of fees paid for outside professional services, including management fees paid to Claymore Partners, and executive recruitment fees paid in connection with the implementation of the Company's reorganization.

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

             Loss Before Taxes and Extraordinary Items. The loss before taxes and extraordinary items was $31.2 million in 1996, compared to income before taxes and extraordinary items of $8.5 million in 1995. Lower gross profits and restructuring expenses were the principal drivers behind the $39.8 million reduction from 1995 to 1996 in the Company's income/(loss) before taxes and extraordinary income.

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

             Extraordinary Items. In 1995, the Company recorded a $0.4 million extraordinary gain in connection with the repurchase of $4.0 million of its Notes. No extraordinary items were recorded in 1996.

             Net Loss. The net loss was $20.2 million in 1996, compared to net income of $4.6 million in 1995. The reasons for the loss are described above.

   Seasonality

             The Company does not believe that its business is subject to seasonal factors which would materially affect its financial performance. However, the Company periodically shuts down its manufacturing operations during the third and fourth quarter for routine maintenance of such facilities. As a result of these shutdowns, the Company may experience modest declines in sales and profitability during these quarters when compared to other quarters during the year. Further, seasonal variations in hide quality can impact the Company's financial performance. See Item 1 of this Form 10-K under the caption "Raw Materials."

   Liquidity and Capital Resources

             General. The Company's ongoing liquidity requirements arise principally from its indebtedness and the funding of working capital.
   Such requirements are primarily driven by mandatory interest and principal payments, and fluctuations in raw material costs. Vendor credit from cattlehide suppliers had been typically seven days from date of shipment, but during 1997 were generally reduced to cash on delivery, except in such situations were suppliers were secured by letters of credit. The Company attributes the imposition of more restrictive terms to concerns of suppliers about the Company's financial condition. The Company borrows under its revolving credit facilities to meet its working capital needs.

             The Company used $0.4 million for cash for operations during 1997, compared with $1.7 million of cash provided by operations during the same period of 1996. The principal reasons for change in cash flow was due to the increase in net losses, which were partially offset by the increase in cash provided by the reduction of inventory. Days sales outstanding ("DSO") in accounts receivable as of December 31, 1997 were 52 compared with 49 days as of December 31, 1996. The increase in DSO was primarily due to changes in credit terms for certain customers and the increase in Automotive sales, which typically carry longer payment terms.

             Capital expenditures totaled $4.0 million during 1997. This represents a decrease of approximately $3.6 million from the same period in 1996.

             On December 31, 1997, the Company's aggregate indebtedness was $173.5 million, compared with $162.1 million for the same date in 1996. This consisted of $135.6 million of principal and accrued interest on its Notes and $37.9 million borrowed under the Replacement Credit Facility. The Replacement Credit Facility was a $65 million facility, maturing on October 31, 2001. Borrowing availability was based on accounts receivable and inventory balances, less certain exclusions, amounts already borrowed under the facility and letters of credit issued thereunder.

             On January 14, 1998, the Company replaced the Replacement Credit Facility with the New Credit Facility, a $55 million revolving credit facility which is secured by essentially all the assets of the Company. Loan availability is based on the Company's accounts receivable and inventories balances after certain exclusions. The Company entered into the New Credit Facility because it (1) provided additional borrowing availability, (2) eliminated financial covenants for up to one year, (3) offered more favorable pricing, and (4) provided for debtor-in-possession and emergence financing terms which the Company considers attractive. Availability under the New Credit Facility as of the February 28, 1998 was approximately $2.9 million.

             On January 31, 1998, the Company failed to make the semi-annual interest payment which was due on its Notes and, as a consequence, reclassified the Notes from long term debt to current liabilities. The Company does not have the capital resources necessary to satisfy this liability and, as a result, uncertainties exist concerning the Company's ability to continue as a going concern.

             On March 25, 1998, the Company announced that it had reached an agreement in principle with its shareholders and an informal committee of holders of the Notes to convert all of the Notes into 97% of the equity of the Company outstanding on the date of conversion. Upon completion of the necessary solicitation process, the Company anticipates that it will file a petition with the United States Bankruptcy Court for approval of a prenegotiated Joint Plan of Reorganization and make the exchange of the Notes for common stock effective within a reasonable period of time thereafter. There can be no assurances, however, that sufficient votes will be obtained to gain approval of the Plan.

   New Accounting Pronouncements

             Information with respect to new accounting pronouncements is included in Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements.

   Item 8.   Financial Statements and Supplementary Data

             The consolidated financial statements of the Company for the three years ended December 31, 1997 are set forth beginning on page F-1 of this Form 10-K. See Item 14 of this Form 10-K under the caption "Exhibits, Financial Statement Schedules and Reports on Form 8-K" for a complete list of the Company's financial statements and financial statement schedules. The independent public accountants report of Arthur Andersen LLP set forth on page F-1 to this Form 10-K includes an explanatory paragraph regarding substantial doubts about the Company's ability to continue as a going concern.

   Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

             None.

   Item 10.  Directors and Executive Officers

             The following table sets forth the name, age and position with the Company of each person who, as of February 28, 1998, is a director, nominee for director, and/or executive officer of the Company:

             Name           Age           Position with the Company


    Anthony Biancanello      58  President and Chief Executive Officer

    Kinzie L. Weimer         47  Senior Vice President, Chief Financial
                                 Officer and Secretary

    David R. Mathison        46  President of the Furniture and Automotive
                                 Groups

    Terry Horne              60  President of the Footwear & Specialty
                                 Leather Group

    Edwin M. Taylor, Jr.     49  Vice President, Human Resources and
                                 Administration

    George B. Stockman       48  Vice President, Environmental Affairs

    Katalin E. Kutasi        41  Director

    Thomas R. Cochill        58  Director

    Michael J. Drabb         64  Director

    Michael L. Pulte         60  Director

             Anthony Biancanello has been a member of the Company's Board of Directors since April 1996 and President and Chief Executive Officer of the Company since May 1997. Mr. Biancanello is also President of Berwick Capital, Inc., a private investment company he founded in 1990. Prior to this he served as the President and Chief Executive Officer of Laudauer Associates, Inc. Previously, he was the co-founder, in 1976, of The Berwick Group, Inc., a general consulting company which he co-managed until 1990. Prior to this, Mr. Biancanello was a senior consultant with Arthur D. Little, Inc. from 1972 until 1976, and previously held senior systems engineering positions with Sanders Associates, Inc. and the Raytheon Company. Mr. Biancanello also serves as a director of Financial Communications Company, Inc. Mr. Biancanello served as an officer in the United States Navy with service in Vietnam. Mr. Biancanello also serves as President and Chief Executive Officer of Leather U.S., Inc. and USLH.

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

             David R. Mathison has served as President of the Company's Furniture Group since June 1996 and the Automotive Group since December 1997. Mr. Mathison was President of Mathison/Murray Coverings, Ltd. from 1994 to 1997. Prior to that, Mr. Mathison worked for the Company or its predecessors for over ten years, including service as Vice President of Sales at Lackawanna Leather from 1984 to 1991 and National Sales Manager at Lackawanna Leather from 1981 to 1984.

             Terry Horne has served as President of the Company's Footwear and Specialty Leathers Group since April 1997. Mr. Horne was President of Seidel Tanning Corporation from 1995 until he joined the Company in 1997. From 1969 until his retirement in 1993, Mr. Horne served the Company and its predecessors in a variety of sales management and executive rules, including as Executive Vice President from 1991 through 1993.

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

             George B. Stockman has served as Vice President of Environmental Affairs since January 1995. Previously, Mr. Stockman was Vice President of Manufacturing at the Company's Pfister & Vogel operations from December 1990 until December 1994, and, prior to 1990 served in a variety of technical, environmental and manufacturing positions for Pfister & Vogel since 1972.

             Katalin E. Kutasi has been a member of the Company's Board of Directors since May 1997. Ms. Kutasi is a Senior Vice President of Albion Alliance LLC and has spent over ten years in the field of restructuring. She is currently also a director of Quantegy Acquisition Corp., Riverside Millworks, Inc. and Hotel Property Holdings, Inc.

             Thomas R. Cochill has been a member of the Company's Board of Directors since July 1997. Mr. Cochill served as President and CEO of Webcraft Technologies, Inc. from 1992 through 1997. Prior to that, Mr. Cochill was President of the Commercial Products Group of the Lehigh Press, Inc. In addition to serving on the Board of the Company, Mr. Cochill serves on the Board of Quantegy Acquisition Corp.

             Michael J. Drabb has been a member of the Company's Board of Directors since April 1996. Mr. Drabb has served as Executive Vice President and Director of O'Brien Asset Management since 1993, and previously, was Executive Vice President of The Mutual Life Insurance Company of New York ("MONY") from 1989 until 1992. From 1987 to 1989, Mr. Drabb was President of MONY Capital Management. In addition to serving on the Boards of the Company, Leather U.S., Inc. and USLH, Mr. Drabb is a Director of U.S. Foodservice, Inc. and several funds sponsored by the New York Life Insurance and Annuity Corporation and MONY.

             Michael L. Pulte has been a member of the Company's Board of Directors since April 1996. Mr. Pulte served The Joseph Horne Co., Inc. from 1977 until 1994, including positions as Chairman of the Board, President and Chief Executive Officer from 1991 to 1994, Senior Vice President, Chief Operating Officer and Director from 1987 to 1991, Senior Vice President of Operations and Real Estate from 1979 to 1987 and Vice President and Director of Stores from 1977 to 1979. Previously, Mr. Pulte served in a variety of managerial and professional positions with The M. O'Neil Company and the J. L. Hudson Company. Mr. Pulte has been a member of several professional and civic association boards, and also serves as a Director of Leather U.S., Inc. and USLH.

   Item 11.  Executive Compensation

             The following table sets forth the cash and non-cash compensation paid or accrued in 1997, 1996 and 1995 to the current and former Chief Executive Officer of the Company, and the four other most highly compensated executive officers at the end of 1997 whose combined salary and bonus for 1997 exceeded $100,000.

                                                                                    Defined
              Name and                                               Other        Contribution
         Principal Position        Year     Salary     Bonus    Compensation(1)      Plans

    Anthony Biancanello            1997          -0-   $50,000       $252,000(2)            -0-
     President and CEO             1996          -0-       -0-               -0-            -0-
                                   1995          -0-       -0-               -0-            -0-

    William F. Loftus              1997          -0-       -0-       $263,299(3)            -0-
     Former President and CEO      1996          -0-       -0-       $382,104(3)            -0-
                                   1995          -0-       -0-               -0-            -0-

    Kinzie L. Weimer               1997     $226,042   $50,000               -0-         $5,758
     Senior Vice President,        1996       $8,333       -0-               -0-           $720
     Chief Financial Officer       1995          -0-       -0-               -0-            -0-
     and Secretary

    David R. Mathison              1997     $103,846   $50,000               -0-         $5,061
     President of the Furniture    1996          -0-       -0-               -0-            -0-
     and Automotive Groups         1995          -0-       -0-               -0-            -0-

    Terry Horne                    1997     $166,764       -0-       $30,000( 4)         $7,098
     President of the Footwear     1996          -0-       -0-       $30,000( 4)         $1,248
     and Specialty Leather         1995          -0-       -0-       $70,000( 4)            -0-
     Group

    Edwin M. Taylor, Jr.           1997     $171,384       -0-               -0-         $7,189
     Vice President, Human         1996      $90,912   $20,000               -0-         $2,652
     Resources and                 1995      $98,466     1,250               -0-         $2,954
     Administration


   (1) Except as otherwise provided herein, no amounts for executive perquisites and other personal benefits, securities or property are shown because the aggregate dollar amount per executive is less than the lesser of $50,000 or 10% of annual salary and bonus.

   (2) Amounts paid to Berwick Capital in connection with Mr. Biancanellos' service as President and Chief Executive Office pursuant to the Company's agreement with Berwick Capital See Item 11 of this Form 10-
        K under the caption "Employment Agreements."

   (3) Amounts paid to Claymore Partners Ltd. in connection with Mr. Loftus' service as President and Chief Executive Office pursuant to the Company's agreement with Claymore Partners Ltd. See Item 11 of this
        Form 10-K under the caption "Employment Agreements."

   (4) Includes amounts paid pursuant to severance arrangements in connection with Mr. Horne's previous employment with the Company and its predecessors.

   Director Compensation

             The Company pays non-affiliated Directors an annual fee of $15,000, plus $1,000 per meeting of the Board they attend ($500 for meetings by teleconference). Additionally, the Company pays non-affiliated Directors who are members of Board committees a $500 fee per committee meeting held in connection with a Board meeting and a $1,000 fee for separate committee meetings, and the chairman of any Board committee a $500 quarterly fee. The Company also reimburses Directors for expenses incurred in connection with travel to and from Board and Board committee meetings. Messrs. Cochill, Drabb and Pulte are deemed non-affiliated Directors. Mr. Biancanello, as President and Chief Executive Officer of the Company, and Ms. Kutasi, as an employee of an affiliate of the largest stockholder of the New Holding Company, are deemed affiliated Directors.

   Long Term Incentive Plans

             All long term incentive plans existing prior to the 1996 Holding Company Recapitalization were terminated as of May, 1996.

             Executive Incentive Compensation Plan. In December 1996, the Board of Directors of the Company approved the United States Leather, Inc. Executive Incentive Compensation Plan (the "Incentive Plan") for certain key executive positions within the Company. The purpose of the Incentive Plan is to motivate the key executive group in the Company to achieve certain earnings goals set forth in the Company's annual business plan. The amount of each participant's potential award under the Incentive Plan (the "Target Award") is determined by the Board of Directors at the beginning of each fiscal year as a percentage of such participant's annual base salary. One-half of each participant's Target Award is based on attaining the Company's earnings goal (the "Target Portion") and the other half is based on a subjective evaluation of the participant's individual performance (the "Discretionary Portion"). If the Company exceeds the earnings goal of its business plan, the Target Portion of the Target Award is increased, with a maximum increase of two times such Target Portion if the actual earnings are 50% or greater than the earnings goal; however, in no event will the amount paid to a participant in any given year exceed twice the Target Award set for such participant. An aggregate of $203,750 was awarded under the Incentive Plan with respect to 1997. No awards were made with respect to 1996.

             Executive Equity Ownership Plan. In December 1996, the Board of Directors of the Company approved the United States Leather, Inc. Executive Equity Ownership Plan (the "Equity Ownership Plan") for certain key executive positions within the Company. The purpose of the Equity Ownership Plan is to incent the selected executives to increase the value of the Company, and provide them an opportunity to share in such increased value at such time as the Company may be sold by its present owners to new owners. The Equity Ownership Plan provides for each selected executive to defer all or part of his or her incentive compensation under the Incentive Plan (such incentive compensation to be awarded in the year following that in which it is earned) into the Equity Ownership Plan for a maximum of three years. When the Company is sold, amounts deferred will be paid out to each participant plus (1) interest accrued at predetermined rates on such deferrals, and (2) matching Company contributions based on a formula which is governed by the value of the Company at the time of sale. Such matching contributions may range from zero to twice the amount contributed by each executive. If the Company is not sold within the three-year life of the Equity Ownership Plan, each participant will be paid the sum of his or her deferred incentive compensation plus interest. The Equity Ownership Plan also contains a retention feature which requires each participant to forfeit both his or her contributions and any matching payments should he or she voluntarily terminate his or her employment with the Company prior to the date on which a sale is consummated. No executives participated in the Equity Ownership Plan in 1997.

             Option Grants. No stock options were granted in 1997 or 1996, and none were outstanding from prior years as of December 31, 1997. All rights under stock options granted in prior years terminated with the 1996 Holding Company Recapitalization.

   Compensation Committee Interlocks and Insider Participation

             The Board of Directors compensation committee consists of Mr. Drabb and Mr. Pulte, with Mr. Pulte serving as chairman. No executive officer of the Company has served as a director or member of the compensation committee of any other entity of which one or more executive officers has served on the Board of Directors of the Company.

   Employment Agreements

             Effective May 15, 1997, the Company entered into an agreement with Berwick Capital Inc. ( Berwick') providing for Anthony Biancanellos' service as President and Chief Executive Officer of the Company. Under the terms of this agreement, Berwick is reimbursed at the rate of $2,000 per work day for work performed by Mr. Biancanello, plus out of pocket expenses at cost. The Company also agreed to indemnify Berwick against any liabilities that Berwick may incur in connection with its service to the Company under the agreement.

             Effective April 1, 1996, the Company entered into an agreement with Claymore Partners Ltd. ("Claymore") providing for, among other things, William F. Loftus' service as President and Chief Executive Officer of the Company. Under the terms of this agreement, Claymore also agreed to provide the Company with certain financial consulting and business planning services. In exchange for the services provided, Claymore is reimbursed at the rate of $200 per hour for work performed by partners of Claymore (including Mr. Loftus) and $160 per hour for work performed by senior associates of Claymore, plus in each case, reimbursement for out of pocket expenses at cost. The Company also agreed to indemnify Claymore against any liabilities that Claymore may incur in connection with its service to the Company under the agreement. The agreement with Claymore was terminated in June 1997.

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

             None.


   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)(1) Consolidated Financial Statements                              Page

          Report of Independent Public Accountants . . . . . . . . . . .  F-1

          Consolidated Statements of Operations for the Years
           Ended December 31, 1997, December 31, 1996 and
           December 31, 1995 . . . . . . . . . . . . . . . . . . . . . .  F-2

          Consolidated Balance Sheets - December 31, 1997
           and December 31, 1996 . . . . . . . . . . . . . . . . . . . .  F-3

          Consolidated Statement of Stockholders' Equity for
           the Years Ended December 31, 1997, December 31, 1996
           and December 31, 1995 . . . . . . . . . . . . . . . . . . . .  F-4

          Consolidated Statements of Cash Flows for the Years
           Ended December 31, 1997, December 31, 1996 and
           December 31, 1995 . . . . . . . . . . . . . . . . . . . . . .  F-5

          Notes to Consolidated Financial Statements . . . . . . . . . .  F-6

   (a)(2) Financial Statement Schedules

          None

   (b)    Reports on Form 8-K

          The Company filed a Form 8-K dated September 24, 1997 with respect to the meeting held that day of the holders of its 10-1/4% Senior Notes Due 2003.

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

   Dated:  March 30, 1998             UNITED STATES LEATHER, INC.


                                      By:  /s/ Anthony Biancanello
                                           Anthony Biancanello
                                           President and Chief Executive
   Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                        Title                     Date

    /s/Anthony Biancanello  President and Chief Executive     March 30, 1998
    Anthony Biancanello     Officer and Director
                            (Principal Executive Officer)

    /s/Kinzie L. Weimer     Senior Vice President, Chief      March 30, 1998
    Kinzie L. Weimer        Financial Officer and
                            Secretary (Principal Financial
                            Officer and Principal
                            Accounting Officer)

    /s/Katalin E. Kutasi    Director                          March 30, 1998
    Katalin E. Kutasi

    /s/Thomas R. Cochill    Director                          March 30, 1998
    Thomas R. Cochill

    /s/Michael J. Drabb     Director                          March 30, 1998
    Michael J. Drabb


    /s/Michael L. Pulte     Director                          March 30, 1998
    Michael L. Pulte

           Supplemental Information to be Furnished With Reports Filed
               Pursuant to Section 15(d) of the Act by Registrants
     Which Have Not Registered Securities Pursuant to Section 12 of the Act

             (c) No annual report or proxy material has been sent to the Company's security holders

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



   To the Board of Directors
   of United States Leather, Inc.:

             We have audited the accompanying consolidated balance sheets of United States Leather, Inc. (a Wisconsin corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Leather, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

             The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (16) to the financial statements, the Company's recurring losses from operations and an event of default on the Company's $130 million 10-1/4% Senior Notes due 2003 resulting from the failure to make the January, 1998 debt service payment raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (16). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                      /s/ ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin
   February 19, 1998 (except with respect to the matter discussed in Note (16), as to which the date is March 25, 1998)

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                       For the Years Ended December 31,
                                         1997         1996        1995

   Net Sales                             $305,476    $311,843     $360,660
   Cost of Sales                          297,103     293,111      307,556
                                         --------     -------      -------
   Gross profit                             8,373      18,732       53,104

   Selling, general and
    administrative expenses                24,254      24,916       22,974
   Restructuring expense                       --       3,744           --
   Asset valuation loss                   101,000

   Amortization of intangible
    assets                                  4,631       4,134        3,529
                                         --------    --------      -------
   Income (loss) from operations        (121,512)    (14,062)       26,601
   Interest expense                        19,119      17,159       18,062
                                          -------     -------      -------
   Income (loss) before taxes and
    extraordinary item                  (140,631)    (31,221)        8,539
   Income tax provision (benefit)         (1,273)    (10,999)        4,373
                                         --------    --------      -------
   Net income (loss) before
    extraordinary item                  (139,358)    (20,222)        4,166
   Extraordinary item, net of tax              --          --          417
                                         --------    --------      -------
   Net income (loss)                   ($139,358)   ($20,222)       $4,583
                                         ========    ========      =======
   Per Common Share Data:
   Net income (loss) before
    extraordinary item               ($1,393,580)  ($202,220)      $41,660
   Extraordinary item                          --           -        4,170
                                       ----------    --------      -------
   Basic and diluted earnings per
    share                            ($1,393,580)  ($202,220)      $45,830
                                       ==========    ========      =======



        The accompanying notes are an integral part of these consolidated statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                         ASSETS                       As of December 31,
                                                       1997         1996
   Current Assets:
     Cash                                             $1,054        $2,894
     Accounts receivable, less allowances
       of $2,587 and $2,892                           32,336        35,819
     Inventories                                      43,330        64,749
     Prepaid expenses and other                          822         1,228
     Refundable income taxes                              --         2,700
                                                     -------       -------
        Total current assets                          77,542       107,390

   Property, Plant and Equipment:
     Land                                              2,213         2,213
     Buildings and improvements                       18,780        18,424
     Machinery and equipment                          56,766        57,178
     Furniture and fixtures                            2,438         2,746
     Other                                             6,069         6,043
                                                     -------       -------
                                                      86,266        86,604
     Less-Accumulated depreciation                  (43,886)      (36,811)
                                                     -------       -------
     Property, plant and equipment, net               42,380        49,793

   Other Long-Term Assets:
     Goodwill, net of amortization of
       $22,115 in 1996                                    --       101,371
     Other                                             6,280         6,268
                                                     -------       -------
        Total assets                                $126,202      $264,822
                                                     =======       =======
       LIABILITIES AND STOCKHOLDER'S EQUITY

   Current Liabilities:
     Current maturities of long-term debt           $130,144          $210
     Revolving credit facility                        37,932        31,795
     Payable to bank                                   1,778         5,358
     Accounts payable                                  7,335         7,898
     Accrued liabilities                              18,438        17,352
     Income taxes payable                                 --           105
     Deferred income taxes                                --           555
                                                     -------       -------
        Total current liabilities                    195,627        63,273

   Long-Term Liabilities:
     Long-term debt, less current maturities              --       130,047
     Deferred income taxes                                --           794
     Other long-term liabilities                       8,843         9,635

   Stockholder's Equity:
     Preferred Stock, $.01 par value-5,000,000
       shares authorized, no shares issued                --            --
     Common Stock, voting, $.01 par value-
       35,000,000 shares authorized,
       100 shares issued                                   1             1
     Additional paid-in capital                       92,344        92,344
     Cumulative translation adjustment                  (95)         (112)
     Accumulated deficit                           (170,518)      (31,160)
                                                    --------      --------
        Total stockholder's equity/(deficit)        (78,268)        61,073
                                                     -------       -------
        Total liabilities and stockholder's
          equity                                    $126,202      $264,822
                                                     =======       =======

    The accompanying notes are an integral part of these consolidated balance sheets.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Amounts in thousands)
                                            Common   Additional  Cumulative   Accumulated        Total
                                            Stock     Paid-in    Translation    Deficit      Stockholder's
                                                      Capital    Adjustment                     Equity

   BALANCE, December 31, 1994                    $1     $92,344           --    ($14,298)          $78,047
      Net Income                                 --          --           --        4,583            4,583
      Cumulative Translation Adjustment          --          --        (192)           --            (192)
      Common Stock Dividends                     --          --           --      (1,173)          (1,173)
                                              -----     -------      -------     --------         --------
   BALANCE, December 31, 1995                    $1     $92,344       ($192)    ($10,888)          $81,265
                                              =====     =======      =======     ========         ========
      Net Loss                                   --          --           --     (20,222)         (20,222)
      Cumulative Translation Adjustment          --          --           80           --               80
      Common Stock Dividends                     --          --           --         (50)             (50)
                                              -----     -------      -------     --------         --------
   BALANCE, December 31, 1996                    $1     $92,344       ($112)    ($31,160)          $61,073
                                              =====     =======      =======     ========         ========
      Net Loss                                   --          --           --    (139,358)        (139,358)
      Cumulative Translation Adjustment          --          --           17           --               17
      Common Stock Dividends                     --          --           --           --               --
                                             ------     -------      -------     --------         --------
   BALANCE, December 31, 1997                    $1     $92,344        ($95)   ($170,518)        ($78,268)
                                             ======     =======      =======     ========         ========


        The accompanying notes are an integral part of these consolidated statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                           For the Years Ended December 31,
                                             1997         1996       1995
   Cash Flows from Operating Activities:
      Net income (loss)                    ($139,358)    ($20,222)   $ 4,583
      Adjustments to reconcile net
       income (loss) to net cash
       provided by operating activities:
      Depreciation and amortization            12,671       11,121     9,718
      Noncash loss on asset disposals             412           55         9
      Noncash gain on extraordinary item           --           --     (417)
      Noncash interest expense                    946        1,213     1,455
      Deferred income taxes                   (1,349)     (10,773)      (21)
      Asset valuation loss                    101,000           --        --
      Change in assets and liabilities:
        Accounts receivable                     3,483        8,784     2,774
        Inventories                            21,419        9,137   (1,728)
        Prepaid expenses and other                406          213     1,921
        Other assets                          (2,372)            9     1,791
        Accounts payable                        (563)      (2,469)   (4,010)
        Accrued liabilities                     1,086        4,349     (528)
        Income taxes payable/receivable         2,595      (2,335)       772
        Other long-term liabilities             (792)        2,664   (3,791)
                                             --------     --------   -------
        Net cash (used)/provided by             (416)        1,746    12,528
          operating activities

   Cash Flows from Investing Activities:
      Capital expenditures                    (3,998)      (7,612)   (9,028)
      Acquisition of A.R. Clarke & Co.,
        Limited                                   --           --   (4,914)
                                            --------     --------  --------
      Net cash used in investing
        activities                            (3,998)      (7,612)  (13,942)
                                             --------     --------  --------
   Cash Flows from Financing Activities:
      Payments of revolving credit          (190,780)     (93,049)  (76,648)
       facility
      Borrowings under revolving credit       196,917       98,234    82,258
       facility
      Net change in payable to bank           (3,580)          334       890
      Senior debt refinancing fees                 --      (1,240)        --
      Purchase of Senior Notes                     --           --   (3,280)
      Payment of long-term debt                    --        (163)      (43)
      Payment of common stock dividends            --         (50)   (1,173)
                                             --------     --------  --------
      Net cash provided by financing
       activities                               2,557        4,066     2,004
                                             --------     --------  --------
   Effect of Exchange Rate Changes on
     Cash                                          17           80     (192)
                                             --------     --------  --------
   Net (decrease) increase in cash            (1,840)      (1,720)       398
   Cash, beginning of period                    2,894        4,614     4,216
                                             --------     --------  --------
   Cash, end of period                        $ 1,054      $ 2,894   $ 4,614
                                             =========    ========  ========
   Supplemental cash flow disclosures:
     Interest paid                            $18,228      $15,963   $16,663
     Income taxes                             (1,826)      (1,684)     5,021


        The accompanying notes are an integral part of these consolidated statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

             (Amounts in thousands, except share and per share data)

   (1)  Basis of Presentation

   1996 Holding Company Recapitalization:

             On April 9, 1996, a series of transactions were completed with the consent of United States Leather, Inc. ("the Company") which resulted in a change in the ultimate ownership of the Company from U.S. Leather Holdings, Inc. ("Old Holdings") to Leather U.S., Inc. (the "New Holding Company"). Old Holdings had been in default under its senior debentures (the "Old Holdings Debentures") due to the noncompliance by Old Holdings of a financial covenant contained in the Old Holdings Debentures as of December 31, 1995.

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

             Subsequent to August, 1996, the Company is a direct subsidiary of USLH, which, in turn, is a direct subsidiary of New Holdings Company. The New Holding Company and USLH have no assets other than the shares of common stock of their respective subsidiaries, and have no independent operations.

   Financial Restructuring:

             The Company's financial statements for the year ended December
   31, 1997 have been prepared on a going concern basis which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. As discussed in Note (16) to the financial statements, the Company's recurring losses from operations and an event of default on the Company's $130 million 10-1/4% Senior Notes due 2003 resulting from the failure to make the January 1998 debt service payment raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note
   (16).

   (2)  Summary of Significant Accounting Policies

   Revenue recognition:

             Revenue is recognized upon shipment of the Company's products.

   Consolidation

             The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

   Property, plant and equipment:

             Property, plant and equipment are stated at cost. Property, plant and equipment is depreciated on a straight-line basis over the following estimated useful lives:

                                                Years

                  Buildings and improvements       30
                  Machinery and equipment          10
                  Furniture and fixtures            7
                  Computer equipment                3

   Goodwill:

             Goodwill is amortized on a straight-line basis over 40 years. The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related segment's discounted net cash flows over the remaining life of its assets in measuring whether the goodwill is recoverable. Amortization expense was $3,168, $3,497, and $3,177, for 1997, 1996 and 1995,
   respectively. See Note (15) for further discussion on the 1997 assessment of the Company's goodwill and its impairment.

   Other Assets:

             Other assets include $5,202 and $5,306 of deferred financing costs at December 31, 1997 and 1996, respectively. These costs are amortized as interest expense over the terms of the related debt. Such expense was $926, $1,093 and $1,329 for 1997, 1996 and 1995, respectively.

   Accrued liabilities:

             Accrued liabilities include $5,583 and $5,752 of accrued interest payable as of December 31, 1997 and 1996, respectively.

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

   Net income (loss) per share:

             In 1997, the Financial Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128") "Earnings Per Share". This statement established a new standard for computing and presenting earnings per share. Basic earnings per share has been computed based on the weighed average number of common shares outstanding (100 in each of 1997, 1996, and 1995). Diluted earnings per share is the same as basic earnings per share in each of 1997, 1996, and 1995 as there are no dilutive securities.

   Research and development:

             Research and development costs are expensed as incurred. Expenses were $1,904, $2,333 and $2,402 for 1997, 1996 and 1995, respectively.

   Refinancing expense:

             The Company incurred expenditures of $369 and $1,225 in 1997 and 1996, respectively, in relation to the refinancing of the revolver discussed in Note (8). These expenditures have been capitalized as deferred financing costs and are included in Other Assets.

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

             The Company's operations are affected by changes in the price of hides. Hides are the key raw material component for the Company's business. Hides are a by-product of the cattle slaughtered to meet the worldwide demand for beef and beef products. Hide prices are subject to cyclical, seasonal and other market fluctuations. Historically, the Company has been generally successful in passing along hide price increases to customers unless the demand for finished leather was weak. Such increases take time to implement and when hide prices rise significantly in a short period of time the Company's margins have suffered until such time as the finished leather price increases are fully implemented. Such finished leather price increases, however, may also impact demand for leather goods by prompting customers to consider alternative materials, especially in the furniture and automotive segments. Hide price increases and decreases immediately impact the Company's cost of goods sold because the Company recognizes such changes through its LIFO method of accounting. Coupled with delays in passing such changes through to selling prices for finished products, hide price fluctuations have had a material impact on the Company's reported financial results.

   Foreign currency translation:

             Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of stockholder's equity.

   Reporting comprehensive income:

             In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for periods beginning after December 15, 1997, including interim periods. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements, either in the statement of operations or a separate statement. Additionally, SFAS 130 requires the display of the accumulated balance of other comprehensive income. Adoption of this standard will not have a material impact on the financial statements of the Company.

   Reclassifications

             Certain financial statement amounts have been reclassified to be consistent with the 1997 presentation.

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

             Footwear and Specialty Leather Group - The Company is a producer of finished leather for footwear, accessories, sporting goods, apparel and other personal leather goods. Sales are made under the brand names of Pfister & Vogel, A.L. Gebhardt, A.R. Clarke and Caldwell-Moser Leather.

             Automotive Group - The Company is a producer of finished leather for use in automobile interiors.

             International sales include export sales from the Company's domestic operations, and sales by A.R. Clarke, Ltd. (a division of the Footwear and Personal Leather Goods Group) to markets other than the United States, and sales, prior to discontinuation, from the Company's German operations. International sales for the years 1997, 1996 and 1995 are as follows:

    Area                       1997          1996          1995

    Asia                      $61,488       $46,471       $53,631
    Europe                     15,315        17,113        16,763
    Americas                   43,885        44,934        49,008
                              -------       -------       -------
       Total                 $120,688      $108,518      $119,402
                              =======       =======       =======

             In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the reporting of segment information. The Company is currently evaluating the impact this standard will have on future reporting.


   (4)  Purchase of A.R. Clarke & Co., Limited

             On January 30, 1995, the Company purchased substantially all of the non-cash assets of A.R. Clarke & Co., Limited of Toronto, Canada for $4,914 in cash, plus the assumption of certain liabilities approximating $800. This acquisition was accounted for under the purchase method of accounting and accordingly, the acquired company's results of operations are included in the Company's consolidated statement of operations beginning on January 31, 1995. No material amount of goodwill arose out of this acquisition. The purchase was financed through borrowings under the Company's revolving credit facility.

   (5)  Allowance for Doubtful Accounts

             Information for the allowance for doubtful accounts is as follows:

                                    Balance   Additions  Write-offs  Balance
                                   Beginning   Charged     Net of     End of
                                    of Year   to Income  Recoveries    Year

    Year ended December 31, 1997
                                      $2,892        929       1,234    2,587
    Year ended December 31, 1996
                                       3,924      1,752       2,784    2,892
    Year ended December 31, 1995
                                       3,113        927         116    3,924


             The allowance for doubtful accounts is based on management's estimate of amounts expected to be uncollectible considering historical experience and the information management is able to obtain regarding the financial condition of major customers. Due to the concentration of the Company's customers in three key industries (furniture, footwear and personal leather goods, and automotive), significant changes in these markets could cause management's estimates of uncollectible accounts to differ materially from the estimates used in the consolidated financial statements as of December 31, 1997.

   (6)  Inventories

             Inventories consisted of the following at December 31:

                                                     1997          1996
    At lower of cost, using the first-in,
     first-out (FIFO) cost method or market:
       Raw materials and supplies . . . . . . .     $14,150       $18,556
       Work-in-process  . . . . . . . . . . . .      17,322        29,655
       Finished goods . . . . . . . . . . . . .      17,975        25,253
                                                    -------      --------
          Total FIFO inventories  . . . . . . .      49,447        73,464
    Difference between FIFO and LIFO cost
     of inventories . . . . . . . . . . . . . .      (6,117)       (8,715)
                                                    -------      --------
          Total LIFO inventories  . . . . . . .     $43,330       $64,749
                                                    =======      ========


             During 1997, inventory quantities were reduced resulting in liquidations of LIFO inventory layers carried at lower costs which prevailed in prior years. Had these liquidations occurred at current costs the effect of these liquidations would have been a reduced benefit of $3,379.

   (7)  Lease Commitments

             The Company leases certain manufacturing, warehouse, transportation and office facilities and equipment. The leases generally require the Company to pay tax, insurance and maintenance expenses relating to the leased assets.

             As of December 31, 1997, future minimum lease payments required under operating leases are as follows:

                       Year

                       1998                      $363
                       1999                       263
                       2000                       105
                       2001                        56
                       2002                        50
                       Thereafter                   2
                                               ------
                                                 $839
                                               ======

             Rent expense under operating leases for the years ended December 31, 1997, 1996 and 1995 was $565, $504 and $582 respectively.

   (8)  Revolving Credit Facility

             At December 31, 1997 the Company had a five year, $65,000, asset-based revolving credit facility (the "Replacement Credit Facility") with a group of banks that was entered into in November 1996. The Replacement Credit Facility was secured by essentially all of the assets of the Company with the exception of real property. Loans under the Replacement Credit Facility bore interest at a rate equal to prime plus 1.00%. The Company paid a 0.375% commitment fee on the unused portion of the facility. The terms of the agreement covering the Replacement Credit Facility required the Company to, among other things, maintain a minimum quarterly ratio of FIFO earnings before interest expense, income tax expense, depreciation expense and amortization expense ("FIFO EBITDA") to interest expense, a minimum tangible FIFO asset to total debt ratio and minimum EBITDA. The agreement also included restrictions related to capital expenditures and further indebtedness.

             Due to losses incurred in 1996 and 1997, the Company was not in compliance with certain financial covenants as of December 31, 1997 and 1996. Beginning in February 1997, the Replacement Credit Facility was amended several times to (a) eliminate FIFO EBITDA related covenants for 1996, (b) modify FIFO EBITDA related covenants, (c) increase the available reserves for the remainder of 1997 and (d) reduce the maximum amount of the credit facility to $65,000 from $80,000.

             The maximum and average outstanding borrowings and the weighted average interest rates under the Replacement Credit Facility were calculated on daily borrowings outstanding. Letters of credit were $3,356 and $7,619 as of December 31, 1997 and 1996, respectively. These letters of credit guaranteed the Company's compliance with certain contractual obligations relating to imported raw material purchases.

             Information regarding borrowings under the Revolving Credit Facility is as follows:

                                        1997          1996         1995
    At period end -
      Outstanding                     $37,932       $31,795       $26,610
      Interest rate                    9.50%         7.69%         8.10%

    During the period -
      Maximum outstanding             $61,738       $36,842       $43,025
      Average outstanding             $46,914       $24,152       $33,108
      Weighted average interest
        rates                          8.36%         8.17%         8.90%

        On January 14, 1998, the Company replaced the Replacement Credit Facility with the New Credit Facility, a $55,000 revolving facility which is secured by essentially all the assets of the Company. Loans under the New Revolving Credit Facility bear interest at a rate equal to prime plus 1.25% or LIBOR plus 3.00%. The Company pays a 0.375% commitment fee on the unused portion of the facility. The terms of the agreement covering the New Revolving Credit Facility require the Company to, among other things, beginning in 1999 maintain a minimum ratio of FIFO earnings before interest expense, income tax expense, depreciation expense and amortization expense ("FIFO EBITDA") to fixed charges, a minimum tangible net worth and minimum EBITDA. The agreement also includes restrictions related to capital expenditures and further indebtedness.

   (9)  Long-Term Debt

    Long-term debt consisted of the
         following:
                                                      1997            1996
     10 1/4% unsecured Senior Notes due
     2003 (the "Senior Notes") interest
     payable semi-annually January 31,
     and July 31, net of unamortized
     discount of $561 and $661 at
     December 31, 1997 and 1996,
     respectively                                 $129,439        $129,339
    Other                                              705             918
                                                   -------         -------
    Total debt                                     130,144         130,257
    Less - current maturities                    (130,144)           (210)
                                                  --------         -------
    Long-term debt                              $      --         $130,047
                                                  ========         =======

             The terms of the Senior Notes contain certain covenants which restrict, among other things, additional indebtedness, restricted payments and investments. These covenants are generally less restrictive than those contained in the Replacement Credit Facility. At December 31, 1996 the Company did not meet certain financial criteria established by such covenants and therefore was prohibited from incurring any additional indebtedness as defined in the Senior Note indenture. Further, an acceleration of the amounts borrowed under the Replacement Credit Facility after a default would cause a cross-default under the Senior Note indenture.

             On January 31, 1998 a semi annual interest payment was due on the Senior Notes. This interest payment was not made and failure to make the payment represents an event of default. As a consequence all of the Senior Notes are classified as current at December 31, 1997. See Note
   (16).

             Based on quoted market prices or dealer quotes, the fair market value of the outstanding Senior Notes was $57,200 and $113,100 at December 31, 1997 and 1996, respectively. The fair market value of the Replacement Credit Facility discussed in Note 8 approximates its book value.

   (10) Income Taxes

             The Company is an indirect wholly-owned subsidiary of the New Holding Company and it will join in the filing of a consolidated federal income tax return with the New Holding Company. The income tax provision and related tax accounts of the Company are prepared as if the Company were filing on a stand-alone basis.

             Income taxes have been provided for (benefitted) in the accompanying financial statements as follows:

                                 1997              1996             1995
   Current:
        Federal                $   --          $(2,700)           $3,792
        Foreign                    76               311              280
        State                      --                --              297
                               ------           -------          -------
                                   76           (2,389)            4,369
   Deferred                   (1,349)           (8,610)                4
                              -------          --------          -------
                             ($1,273)         ($10,999)           $4,373
                              =======          ========          =======


             A reconciliation of the statutory Federal income tax rate to the effective income tax rate for the year ended December 31 is as follows:

                                            Year ended December 31,
                                           1997        1996       1995

   Statutory Federal income tax rate     ($35.0)%    ($35.0)%     35.0%
   State income taxes, net of Federal
    income tax benefit                     (1.6)      (2.8)        2.3
   Benefit related to foreign sales
    corporation                             --         0.1        (5.5)
   Nondeductible amortization of
    intangibles                             0.8        4.0        13.0
   Asset valuation loss                    24.4         --         --
   Meals and entertainment                  --         0.1         1.0
   Valuation Allowance                     11.6         --         --
   Other                                   (1.1)       (1.6)       5.4
                                           ----        ----       ----
   Effective income tax rate              (0.9)%      (35.2)%     51.2%
                                           ====        ====       ====


             Temporary differences and credits which give rise to deferred tax liabilities as of December 31 are as follows:

                                                 1997           1996
   Deferred tax assets:
     Allowance for doubtful accounts             $977          $1,099
     Accrued liabilities                        4,595           3,150
     Other                                        118              87
     Net operating loss carryforward           21,001           7,428
     Valuation allowance                      (16,867)          (500)
                                               ------          ------
        Total deferred tax assets             $ 9,824         $11,264
                                               ------          ------
   Deferred tax liabilities:
     Depreciation                              $5,383          $7,809
     Inventory                                  4,441           4,804
                                               ------          ------
        Total deferred tax liabilities         $9,824         $12,613
                                               ------          ------
        Net deferred tax liability           $     --         $ 1,349
                                               ======          ======

        The Company has tax benefits from net operating loss carryforwards for Federal tax totaling $17,340 that expire through 2017. In addition the Company has tax benefits from state net operating loss carryforwards for state purposes of $3,661 that expire through 2017. At December 31, 1997, the Company has established valuation reserves for such deferred tax assets to the extent they are not realizable through the turnaround of other temporary differences.

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

   (12) Profit Sharing and Pension Plans

        Substantially all of the employees of United States Leather, Inc. participate in profit sharing plans. Charges to income relating to these plans were $1,527, $1,589 and $1,914 for the periods ending December 31,
   1997, 1996 and 1995, respectively.   Prior to 1995, the Company had
   defined benefit pension plans covering substantially all of the employees of Lackawanna and the salaried employees of United States Leather, Inc. and Pfister & Vogel. In 1995, the Company terminated the plans and settled the accumulated benefit obligation of $8,981 by making lump-sum distributions, and purchasing non-participating annuity contracts.
   Defined benefits were not provided under any successor plan. As a result, the Company recognized a gain of $235 in 1995.

   (13) Incentive Plans

        Executive Incentive Compensation Plan. In December 1996, the Board of Directors of the Company approved the United States Leather, Inc. Executive Incentive Compensation Plan (the "Incentive Plan") for certain key executive positions within the Company. The purpose of the Incentive Plan is to motivate the key executive group in the Company to achieve certain earnings goals set forth in the Company's annual business plan. The amount of each participant's potential award under the Incentive Plan (the "Target Award") is determined by the Board of Directors at the beginning of each fiscal year as a percentage of such participant's annual base salary. One-half of each participant's Target Award is based on attaining the Company's earnings goal (the "Target Portion") and the other half is based on a subjective evaluation of the participant's individual performance (the "Discretionary Portion"). If the Company exceeds the earnings goal of its business plan, the Target Portion of the Target Award is increased, with a maximum increase of two times such Target Portion if the actual earnings are 50% or greater than the earnings goal; however, in no event will the amount paid to a participant in any given year exceed twice the Target Award set for such participant. An aggregate of $203,750 was awarded under the Incentive Plan with respect to 1997. No awards were made with respect to 1996.

        Executive Equity Ownership Plan. In December 1996, the Board of Directors of the Company approved the United States Leather, Inc. Executive Equity Ownership Plan (the "Equity Ownership Plan") for certain key executive positions within the Company. The purpose of the Equity Ownership Plan is to incent the selected executives to increase the value of the Company, and provide them an opportunity to share in such increased value at such time as the Company may be sold by its present owners to new owners. The Equity Ownership Plan provides for each selected executive to defer all or part of his or her incentive compensation under the Incentive Plan (such incentive compensation to be awarded in the year following that in which it is earned) into the Equity Ownership Plan for a maximum of three years. When the Company is sold, amounts deferred will be paid out to each participant plus (1) interest accrued at predetermined rates on such deferrals, and (2) matching Company contributions based on a formula which is governed by the value of the Company at the time of sale. Such matching contributions may range from zero to twice the amount contributed by each executive. If the Company is not sold within the three-year life of the Equity Ownership Plan, each participant will be paid the sum of his or her deferred incentive compensation plus interest. The Equity Ownership Plan also contains a retention feature which requires each participant to forfeit both his or her contributions and any matching payments should he or she voluntarily terminate his or her employment with the Company prior to the date on which a sale is consummated. No executives participated in the Equity Ownership Plan in 1997.

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

   (15) Long-Lived Assets Including Goodwill

        In 1997, the Company recorded an asset valuation loss of $101.0 million consisting of $94.0 million of unamortized goodwill and $7.0 million for assets held for sale. During the third quarter of 1997 the Company approved a plan to sell two of its operations: Caldwell Moser Leather Co. and Berlin Leather. Both operations are part of the Company's Footwear and Specialty Leather Group. The Company recorded a pretax charge of $7.0 million in the third quarter to reduce the book value of the long-lived assets (property, plant, equipment and goodwill) of these operations to their estimated aggregated fair market value less costs to sell based on a contingent selling arrangement with an investment banker. The assets and sales of these two operations do not represent a material portion of the Company's total assets or sales.

        Although the Company began implementing strategic measures in 1996 which it believes will eventually improve the financial performance of the Company, operating losses continued in 1996 and 1997. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of', the Company deemed its long-lived assets to be impaired as the future undiscounted cash flows of long-lived assets would not be sufficient to recover the carrying value of such assets. The assets therefore were adjusted to their fair value based on the estimated present value of expected future cash flows. As a result, all unamortized goodwill was written off with no reduction in the carrying amounts of other long-lived assets.

   (16) Financial Restructuring Developments and Going Concern Consideration

        The Company is highly leveraged and certain recent developments have had a material adverse effect on the Company's short term liquidity and its ability to service its debts. On January 31, 1998, the Company failed to make the semi-annual interest payment which was due on its 10-1/4% Senior Notes due 2003 (the "Notes") and, as a consequence, reclassified the Notes from long term debt to current liabilities. The Company does not have the capital resources necessary to satisfy this liability and, as a result, substantial doubt exists concerning its ability to continue as a going concern.

        On September, 24, 1997, the Company announced its intention to restructure its debt by converting all or a substantial portion of the Notes into equity in the Company. Since that time, extensive discussions have taken place with certain material holders of the Notes to effect such an exchange of debt for equity. On March 25, 1998, the Company announced that it had reached an agreement in principle with its shareholders and an informal committee of holders of the Notes to convert all of the Notes into equity in the Company. Upon completion of the necessary solicitation process, the Company anticipates that it will file a petition with the United States Bankruptcy Court for approval of a prenegotiated Joint Plan of Reorganization (the "Plan") and make the exchange of the Notes for shares of common stock representing 97% of the then outstanding common stock effective within a reasonable period of time thereafter. There can be no assurances, however, that sufficient votes will be obtained to gain approval of the Plan.

        Although the Company had incurred losses in each of the last two years, it believes that it has implemented measures which will stabilize operations and permit it to reverse these losses and become profitable again within a reasonable period of time. The capital restructuring provided by the Plan represents an essential step in this stabilization and return to profitability because it will (1) create greater liquidity and borrowing capacity under the terms of the New Credit Facility, and (2) enable the Company to compete more effectively and demand more favorable terms from suppliers because it will reduce uncertainties in the marketplace regarding the Company's financial stability. There can be no assurances, however, that the measures the Company has implemented nor the effect of the restructuring, if approved, will be sufficient to permit the Company to remain an ongoing concern.

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

       4.1 Indenture dated August 2, 1993, between the Company and M&I First National Bank, as Trustee, in respect of the Company's 103% Senior Notes due 2003, including the form of Note [Incorporated by reference to Exhibit 4.5 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (File No. 33-64142)].

       4.2 Revolving Credit Agreement dated as of January 14, 1998, among United States Leather, Inc., A.R. Clarke Limited, BankAmerica Business Credit, Inc. and the other banks which may become parties thereto.

       10.1    Letter Agreement with Claymore Partners, Ltd.
               [Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

       10.2    United States Leather, Inc. Executive Incentive
               Compensation Plan [Incorporated by reference to Exhibit
               10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

       10.3 United States Leather, Inc. Executive Equity Ownership Plan [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

       10.4    Letter Agreement with Berwick Capital

       12.1 Statement re: computation of ratios (deficiency) of earnings to fixed charges

        21 Subsidiaries of the Company [Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996].

        27     Financial Data Schedule (EDGAR version only)