Form 10-Q
period 1998-03-31
UNITED STATES LEATHER INC /WI/
filed 1998-05-13
CIK 906613

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                 March 31, 1998

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
         (State or other jurisdiction of                (I.R.S. Employer
                  incorporation)                      Identification No.)

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

                        Yes   X                  No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Shares Outstanding
                     Class                  at March 31, 1998

                 Common Stock,                        100
                 $.01 par value

   As of March 31, 1998, there was no public market for the Company's common stock.

                           UNITED STATES LEATHER, INC.

                                      INDEX



                                                                        Page
                                                                       Number

   PART I - FINANCIAL INFORMATION

   Item 1    Financial Statements (Unaudited)

             Consolidated Condensed Statements of Operations . . . . . . .  3

             Consolidated Condensed Balance Sheets . . . . . . . . . . . .  4

             Consolidated Condensed Statements of Cash Flows . . . . . .  5-6

             Notes to Consolidated Condensed Financial Statements  . . . .  7

   Item 2    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  . . . . . 11


   PART II - OTHER INFORMATION AND SIGNATURES

   Item 6   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 16

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                                    3 Months Ended
                                                      March  31,
                                                 1998           1997

   Net sales                                    $65,012        $83,379
   Cost of sales                                 61,302         79,919
                                                -------        -------
   Gross profit                                   3,710          3,460
   Selling, general and administrative
    expenses                                      5,360          6,066
   Amortization of intangible assets                172            882
                                                -------        -------
   Loss from operations                          (1,822)        (3,488)
   Interest expense                               5,935          4,497
                                                -------        -------
   Loss before taxes                             (7,757)        (7,985)
   Income tax expense (benefit)                      47         (2,494)
                                                -------        -------
   Net loss                                     $(7,804)       $(5,491)
                                                =======        =======
   Net loss per share (basic and diluted)      $(78,040)      $(54,910)
                                                =======        =======

   Weighted average shares outstanding
    (basic and diluted)                             100            100
                                                =======        =======

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                                        As of        As of
                                                      March 31,    December 31,
                                                         1998         1997
       Current Assets:
           Cash                                         $1,130      $1,054
           Accounts receivable, less allowances of
            $2,439 and $2,892                           41,400      32,336
           Inventories                                  40,395      43,330
           Prepaid expenses and other                      399         822
                                                       -------     -------
               Total current assets                     83,324      77,542
           Property, plant and equipment, net           41,394      42,380
           Other                                         5,096       6,280
                                                       -------     -------
               Total assets                           $129,814    $126,202
                                                       =======     =======
       Current Liabilities:
           Current maturities of long-term debt       $130,103    $130,144
           Revolving credit facility                    45,928      37,932
           Payable to bank                               2,242       1,778
           Accounts payable                              8,328       7,335
           Accrued liabilities                          20,533      18,438
                                                       -------     -------
               Total current liabilities               207,134     195,627

       Long-term debt, less current maturities               -           -
       Other long-term liabilities                       8,803       8,843
       Stockholder's Equity:
           Preferred Stock, $.01 par value -
              5,000,000 shares authorized,
              no shares issued                               -          -
           Common Shares:
            Common Stock, voting, $.01 par
              value - 35,000,000 shares
              authorized, 100 shares issued                  1           1
           Additional paid-in-capital                   92,344      92,344
           Other Comprehensive Income                     (146)       ( 95)
           Accumulated deficit                        (178,322)   (170,518)
                                                       -------     -------
       Total stockholder's equity                      (86,123)    (78,268)
                                                       -------     -------
       Total liabilities and stockholder's equity     $129,814    $126,202
                                                       =======     =======


   The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                             For The Three Months Ended
                                                       March 31,
                                                  1998            1997
   Cash Flows from Operating Activities:
     Net loss                                    $(7,804)         $(5,491)
     Adjustments to reconcile net income
       to net cash provided
       by operating activities:
     Depreciation and amortization                 2,201            2,687
     Noncash interest expense                      1,581              166
     Deferred income taxes                             -           (2,494)
     Change in assets and liabilities:
     Accounts receivable                          (9,064)         (14,009)
     Inventories                                   2,935           (6,994)
     Prepaid expenses and other                      (47)            (379)
     Accounts payable                                993            1,772
     Accrued liabilities                           2,095           (2,459)
     Income taxes payable                              -             (101)
     Other long-term liabilities                     (40)            ( 17)
                                                --------        ---------
     Net cash used by operating activities        (7,150)         (27,319)
                                                --------        ---------
   Cash Flows from Investing Activities
     Capital expenditures                         (1,196)          (1,137)
     Proceeds from sales of fixed assets              13               91
     Purchase of software license                      -             (130)
                                                --------         --------
     Net cash used in investing activities        (1,183)          (1,176)
                                                --------         --------
   Cash Flows from Financing Activities:
     Payments of revolving credit facility      ( 53,663)         (15,605)
     Borrowings under revolving credit
      facility                                    61,659           44,596
     Net change in payable to bank                   464             (783)
                                                --------         --------
     Net cash provided by financing
      activities                                   8,460           28,208
                                                --------         --------
   Effect of Exchange Rate Changes on
    Cash                                             (51)             10
                                                --------         --------
   Net increase (decrease) in cash                    76             (277)

   Cash, beginning of period                       1,054            2,894
                                                --------          -------
   Cash, end of period                            $1,130           $2,617
                                                ========          =======

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)


                                               For the three months ended
                                                        March 31,
                                                       1998       1997

   Supplemental cash flow disclosures:
    Interest paid                                     $870      $7,573
    Income taxes refunded (net)                        $25         $15



   The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

             (Amounts in Thousands, Except Share and Per Share Data)

                                   (Unaudited)

   (1)  Basis of Presentation:

   The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all required disclosures have been presented and all necessary adjustments (consisting only of normal recurring adjustments) have been included to fairly present the results of operations, financial position and cash flows of United States Leather, Inc. (the "Company"). These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

   (2)  Net Loss Per Share:

   Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share."

   Net loss per share (basic and diluted) is calculated by dividing the loss by the weighted average number of the Company's shares of Common Stock, $.01 par value, outstanding during the period. Diluted earnings per share are the same as basic earnings per share for the three months ended March 31, 1998 and 1997 as there are no dilutive securities.

   (3)  Comprehensive Income:

   In the firth quarter of 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." The Company's Comprehensive Income consists solely of foreign currency translation adjustments.

   The accumulated Other Comprehensive Income balances are summarized as follows:

                                                     Foreign Currency
                                                         Translation

     Balance at December 31, 1997                         $ (95)
          Change during three months ended
      March 31, 1998                                      $ (51)
                                                          -----
     Balance at March 31, 1998                            $(146)
                                                          =====



   (4)  Inventories:

   Inventories consist of the following:

                                                  March 31,   December 31,
                                                     1998         1997
    At lower of cost, using the first-in, first-
      out (FIFO) cost method or market:
       Raw materials and supplies                  $10,834       $14,150
       Work in process                              17,271        17,322
       Finished goods                               17,781        17,975
                                                   -------       -------
               Total FIFO inventories               45,886        49,447

       Difference between FIFO and LIFO cost
        of inventories                              (5,491)       (6,117)
                                                   -------       -------
               Total LIFO inventories              $40,395       $43,330
                                                   =======       =======

   (5)  Revolving Credit Agreement:

   On January 14, 1998, the Company replaced its existing credit facility with a new revolving credit facility (the "New Revolving Credit Facility"), a $55,000 revolving facility which is secured by essentially all the assets of the Company. Loans under the New Revolving Credit Facility bear interest at a rate equal to prime plus 1.25% or LIBOR plus 3.00%. The Company pays a 0.375% commitment fee on the unused portion of the facility. The terms of the agreement covering the New Revolving Credit Facility require the Company to, among other things, beginning in 1999 maintain a minimum ratio of FIFO earnings before interest expense, income tax expense, depreciation expense and amortization expense ("FIFO EBITDA") to fixed charges, a minimum tangible net worth and minimum EBITDA. The agreement also includes restrictions related to capital expenditures and further indebtedness. Letters of credit of $2,624 as of March 31, 1998, reduced available capacity under revolving credit facilities to $3,637.

   (6)  Bankruptcy Proceedings

   On May 11, 1998 the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Petition") in the United States Bankruptcy Court for the Eastern District of Wisconsin (the "Bankruptcy Court"), Case No. 98-24997, and also filed a prenegotiated Plan of Reorganization (the "Plan") pursuant to which, among other things, the Company's 10 1/4% Senior Notes due 2003 (the "Notes") would be converted into shares of common stock representing 97% of the Company's outstanding common stock, with the Company's existing common stockholders receiving the remaining 3% of the Company's outstanding common stock. Pursuant to a solicitation ending on May 6, 1998, the Plan received the approval of holders of approximately $102 million aggregate principal amount of the Notes, representing approximately 88% of the holders who voted pursuant to the solicitation. The Plan was also approved by the Company's common stockholders. The Company is managing its business as debtor-in-possession subject to the supervision and control of the Bankruptcy Court.

   Although the Company had incurred losses in each of the last two years, it believes that it has implemented measures which will stabilize operations and permit it to reverse these losses and become profitable again within a reasonable period of time. The capital restructuring provided by the Plan represents an essential step in this stabilization and return to profitability because it will (1) create greater liquidity and borrowing capacity under the terms of the New Revolving Credit Facility, and (2) enable the Company to compete more effectively and demand more favorable terms from suppliers because uncertainties in its marketplace regarding the Company's financial stability. There can be no assurances, however, that the measures the Company has implemented nor the effect of the restructuring, if approved, will be sufficient to permit it to remain an ongoing concern.

   (7)  Asset Valuation Loss:

   In the fourth quarter of 1997, the Company recorded an asset valuation loss of $101.0 million consisting of $94.0 million of unamortized goodwill and $7.0 million for assets held for sale. During the third quarter of 1997 the Company approved a plan to sell two of its operations: Caldwell Moser Leather Co. and Berlin Leather. Both operations are part of the Company's Footwear and Specialty Leather Group. The Company recorded a pretax charge of $7.0 million in the third quarter to reduce the book value of the long-lived assets (property, plant, equipment and goodwill) of these operations to their estimated aggregated fair market value less costs to sell based on a contingent selling arrangement with an investment banker. The assets and sales of these two operations do not represent a material portion of the Company's total assets or sales. The Company has not sold these operations and, in January, took Caldwell Moser Leather Co. off the market

   Although the Company began implementing strategic measures in 1996 which it believes will eventually improve the financial performance of the Company, operating losses continued in 1996 and 1997. Pursuant to SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of', the Company deemed its long-lived assets to be impaired as the future undiscounted cash flows of long-lived assets would not be sufficient to recover the carrying value of such assets. The assets therefore were adjusted to their fair value based on the estimated present value of expected future cash flows. As a result, all unamortized goodwill was written off with no reduction in the carrying amounts of other long-lived assets.

   (8)  Pending Adoption of Accounting Announcement:

   Effective December 31, 1998, the Company will adopt SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits." Both standards require additional disclosure in the Notes to Consolidated Financial Statements but will not be material to the consolidated financial statements.

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

   Recent Development; Bankruptcy Proceedings

   On May 11, 1998 the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Petition") in the United States Bankruptcy Court for the Eastern District of Wisconsin (the "Bankruptcy Court"), Case No. 98-24997, and also filed a prenegotiated Plan of Reorganization (the "Plan") pursuant to which, among other things, the Company's 10 1/4% Senior Notes due 2003 (the "Notes") would be converted into shares of common stock representing 97% of the Company's outstanding common stock, with the Company's existing common stockholders receiving the remaining 3% of the Company's outstanding common stock. Pursuant to a solicitation ending on May 6, 1998, the Plan received the approval of holders of approximately $102 million aggregate principal amount of the Notes, representing approximately 88% of the holders who voted pursuant to the solicitation. The Plan was also approved by the Company's common stockholders. The Company is managing its business as debtor-in-possession subject to the supervision and control of the Bankruptcy Court.

   Selected Financial Data

   The following table sets forth certain consolidated income statement data of the Company as a percentage of net sales for the periods indicated.

                                               Percentage of Net Sales
                                                 Three Months Ended
                                                       March 31,
                                                1998              1997

    Net sales                                   100.0%            100.0%
    Cost of sales                                94.3              95.8
                                                -----             -----
    Gross profit                                  5.7               4.2
    Selling, general & administrative             8.1               7.3
    Restructuring expenses                        0.1               -
    Amortization of intangible assets             0.3               1.1
                                                -----             -----
    Income (loss) from operations                (2.8)             (4.2)
    Interest expense                              9.1               5.4
                                                -----             -----
    Loss before taxes                           (11.9)             (9.6)
    Income tax expense (benefit)                  0.1              (3.0)
                                                -----             -----
    Net loss                                    (12.0)%            (6.6)%
                                                =====             =====




                   Results of Operations - Three Month Period
                              Ended March 31, 1998

   Sales

   The Company sells finished leather operations are divided into three principal markets. The following chart summarizes the Company's sales by product line:


                               Three Months Ended March 31,
                                    1998         1997             %

    Furniture Group                  $19.1        $20.7          (7.7)%
    Automotive Group                  11.5         13.7         (16.1)
     Footwear & Specialty
       Leather Group                  34.4         47.7         (27.9)
                                     -----        -----
      Continuing Sales                65.0         82.1         (20.8)
    Discontinued Operations            -            1.3        (100.0)
                                     -----        -----
      Total Sales                    $65.0        $83.4         (22.1)
                                     =====        =====



   During the third quarter of 1997, the Company discontinued the manufacture and sale of food-quality collagen form its facilities in Omaha, Nebraska. Prior to discontinuation, collagen sales were $1.3 million during the first quarter of 1997.

   Results of Operations

      General. The Company experienced a loss of $7.8 million in the first quarter of 1998, compared with a loss of $5.5 million during the same period in the prior year. The principal reason for the increased loss is the Company's decision, in June 1997, to discontinue making provisions for tax benefits stemming from continued operating losses. In addition, a weak retail market in the Footwear & Specialty Leather Group led to lower than expected sales volumes during the first quarter of 1998 which negatively impacted operating results, more than offsetting the favorable effects of hide prices which had declined during the first quarter of 1998.

      Net Sales. The Company's net sales in the first quarter of 1998 were $65.0 million, a decrease of $18.4 million or 22.1% from the same period one year ago. Sales from continuing operations decreased $17.1 million or 20.8%. The decrease in the first quarter was principally due to lower volumes in the Automotive Group and a weak retail market in the Furniture Group and Footwear and Specialty Leather Group.

      Furniture Group. Furniture Group sales during the first quarter were $19.1 million, a decrease of $1.6 million or 7.7% from the first quarter of 1997. Contributing to the decline was a downturn in retail furniture sales and market share loss in some of the Group's product lines because of lower-priced foreign competition.

      Automotive Group. Automotive Group first quarter sales were $11.5 million or $2.2 million lower than the prior year quarter. The decrease is primarily attributable to contract terminations which occurred in the second quarter of 1997.

      Footwear and Specialty Leather Group. Footwear and Specialty Leather Group sales were $34.4 million during the first quarter of 1998, a decrease of $13.3 million or 27.9% from the first quarter of 1997. Weakened retail footwear demand and share lost to competition was the principal reason for the decrease from the first quarter of 1997. Uncertainties concerning the Company's ability to successfully restructure its debt have had an adverse affect on its ability to preserve share in the footwear market

      Gross Profit. Gross profit for the first quarter of 1998 was $3.7 million, an increase of $0.2 million or 5.7% from the first quarter of 1997. Several factors favorably impacted gross profit for the first quarter of 1998, including decreased hide prices and positive effects from management's operational adjustments made in response to lower sales volumes in all business groups.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses during the first three months of 1998 were $0.7 million lower than the same period of 1997. The principal reasons for this decrease was lower staffing, reduced sales commission expense due to lower sales volume and a reduction in professional fees paid.

      Earnings before Interest, Taxes, Depreciation and Amortization. Earnings before interest, taxes, depreciation and amortization (and provisions for LIFO revaluations) ("FIFO EBITDA") during the first quarter of 1998 were a $0.1 million loss compared to a 0.4 million loss in the first quarter of 1997. FIFO EBITDA is not determined pursuant to generally accepted accounting principles ("GAAP"), and should not be considered in isolation or as an alternative to GAAP-derived measurements

      Amortization of Intangible Assets. Amortization of intangible assets was $0.2 million in the first three months of 1998 compared to $0.9 million in the same period of 1997. The decrease is due to the Company's write off all of its goodwill in the fourth quarter of 1997.

      Interest Expense. Interest expense increased $1.4 million during the first three months of 1998 over the same period in 1997. The principal reason for this increase between years is the write off of deferred financing expenses related to the revolving credit facility replaced in January 1998 by the New Revolving Credit Facility.

      Loss Before Income Taxes. The Company incurred a loss before taxes of $7.8 million in the first quarter of 1998, a decrease of $0.2 million from a $8.0 million loss before taxes incurred in the first quarter of 1997.

      Income Tax Benefit. In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company recorded no tax benefit for the first quarter of 1998 due to uncertainty regarding the realization of such tax benefits, compared to a benefit of $2.5 million recorded during the same period of 1997.

      Net Loss. Due to the factors previously discussed, the Company had a net loss of $7.8 million in the first quarter of 1998, compared to a net loss of $5.5 million during the first quarter of 1997.

      Liquidity and Capital Resources. Since the filing of the Chapter 11 Petition, the Company has been managing its business as a debtor-in-possession subject to control and supervision of the Bankruptcy Court. Substantially all of the Company's assets were pledged to secure the New Revolving Credit Facility, and therefore the Company was required to obtain Bankruptcy Court authorization to use these assets, including cash collateral. The Bankruptcy Court has issued an interim order authorizing, and the Company has entered into, a $52.5 million debtor-in-possession credit facility secured by substantially all of the assets of the Company that replaces the New Revolving Credit Facility. The Company has petitioned the Bankruptcy Court for and expects to receive other authorizations necessary to continue to operate its business.

      The Company used $7.2 million of cash for operations during the first three months of 1998, compared with $27.3 million during the same period of 1997. The principal reasons for change in cash flow were a $4.9 million comparative decrease in accounts receivable, a $9.9 million comparative decrease in inventory, and a $3.8 million comparative decrease in accounts payable and accrued liabilities. Accounts receivable increased by $9.1 million during the first quarter of 1998. Days sales outstanding in accounts receivable as of March 31, 1998 were 57 compared with 52 days as of March 31, 1997. LIFO inventories decreased approximately $2.9 million during the first quarter of 1998. The decrease was due principally to better asset management and improved quality.

      Capital expenditures totaled $1.2 million during the first quarter of 1998. This represents a increase of approximately $0.1 million from the same period in 1997.

      On January 31, 1998, the Company failed to make the semi-annual interest payment which was due on its Notes and, as a consequence, reclassified the Notes from long term debt to current liabilities. The Company does not have the capital resources necessary to satisfy this liability and, as a result, the Company filed the Chapter 11 Petition after receiving the required approval of the Plan from the holders of the Notes and from the Company's common stockholders. Consequently, uncertainties exist concerning the Company's ability to continue as a going concern.

      On March 31, 1998, the Company's aggregate indebtedness was $180.0 million. This consisted of $139.2 million of principal and accrued interest on its 10-1/4% Senior Notes Due 2003 (the "Senior Debt") and $45.9 million due under the New Revolving Credit Facility. The New Revolving Credit Facility was a $55 million facility which was secured by essentially all the asset of the Company. Loan availability is based on the Company's accounts receivable and inventory balances after certain exclusions. Availability as of March 31, 1998 was $3.6 million.

   PART II - OTHER INFORMATION



   Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits:
          27   Financial Data Schedule (EDGAR Version only)

      (b) Reports on Form 8-K:
          (i) The Company filed a Form 8-K dated March 25, 1998 with respect to the agreement in principal it reached with its stockholders and an informal committee of holders of the Company's 10 1/4% Senior Notes due 2003.
         (ii) The Company filed a Form 8-K dated April 1, 1998 with respect to the distribution of its Disclosure Statement and related material to the holders of the Company's 10-1/4% Senior Notes due 2003.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Date:  May 13, 1998

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