Form 10-Q
period 1998-06-30
UNITED STATES LEATHER INC /WI/
filed 1998-08-14
CIK 906613

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                                  June 30, 1998

                                       or

   [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: ____ to _____

                        Commission file number:  0-24645

                           United States Leather, Inc.
             (Exact name of registrant as specified in its charter)

                  Wisconsin                               13-3503310
   (State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                          Identification No.)

   1403 West Bruce Street,   Milwaukee, WI                53204
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

                  Yes [X]           No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Shares Outstanding
                  Class               at June 30, 1998

             Common Stock,                 100
             $.01 par value

   As of June 30, 1998, there was no public market for the Company's common stock.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)

                                      INDEX

                                                            Page Number
   PART I - FINANCIAL INFORMATION

   Item 1    Financial Statements (Unaudited)

             Consolidated Condensed Statements of Operations . . .  3

             Consolidated Condensed Balance Sheets . . . . . . . .  4

             Consolidated Condensed Statements of Cash Flows . . .  5-6

             Notes to Consolidated Condensed Financial Statements.  7

   Item 2    Management's Discussion and Analysis of
                  Financial Condition and Results of Operations. .  12

   PART II - OTHER INFORMATION AND SIGNATURES

   Item 6   Exhibits and Reports on Form 8-K   . . . . . . . . . .  20

   Signatures    . . . . . . . . . . . . . . . . . . . . . . . . .  21

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                         3 Months Ended      6 Months Ended
                                            June 30,            June 30,
                                        1998      1997       1998      1997
   Net sales                         $ 62,894   $88,828   $127,906   $172,207
   Cost of sales                       59,046    81,672    120,348    161,591
                                    ---------  --------  ---------   --------
   Gross profit                         3,848     7,156      7,558     10,616
   Selling, general and
    administrative expenses             5,310     5,634     10,576     11,700
   Restructuring expense                3,260         -      3,260          -
   Amortization of intangible assets      146     1,081        318      1,963
                                    ---------  --------  ---------   --------
   Income (loss) from operations       (4,868)      441     (6,596)    (3,047)
   Other (income) expense                 529       187        529        187
   Interest expense (contractual
    interest for 1998 - $4,567 and
    $10,502, respectively)              2,553     4,698      8,488      9,195
                                    ---------  --------  ---------   --------
   Loss before taxes and
   reorganization expense              (7,950)   (4,444)   (15,613)   (12,429)
   Reorganization expenses              5,864         -      5,958          -
                                    ---------  --------  ---------   --------
   Loss before taxes                  (13,814)   (4,444)   (21,571)   (12,429)
   Income tax provision (benefit)          68         -        115     (2,474)
                                    ---------  --------  ---------   --------
   Net loss                           (13,882)   (4,444)   (21,686)    (9,955)
                                    =========  ========  =========   ========
   Net loss per share (Basic and
   Diluted)                         $(138,820) $(44,440) $(216,860)  $(99,550)
                                    =========  ========  =========   ========
   Weighted average shares
   outstanding (Basic and Diluted)        100       100        100        100
                                    =========  ========  =========   ========


   The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

             (Amounts in Thousands, Except Share and Per Share Data)

                                                         As of    As of
                                                       June 30, December 31,
          Current Assets:                                1998       1997
              Cash                                       $564      $1,054
              Accounts receivable, less allowances     38,304      32,336
                of $2,057 and $2,892
              Inventories                              37,412      43,330
              Prepaid expenses and other                  582         822
                                                    ---------    --------
                  Total current assets                 76,862      77,542
              Property, plant and equipment, net       37,078      42,380
              Other                                     1,093       6,280
                                                    ---------    --------
                  Total assets                       $115,033    $126,202
                                                    =========    ========
          Liabilities Not Subject to Compromise
          (1998 only):
          Current Liabilities:
              Current maturities of long-term debt       $574    $130,144
              Revolving credit facility                46,075      37,932
              Payable to bank                           2,153       1,778
              Accounts payable                          6,976       7,335
              Accrued liabilities                       9,212      18,438
                                                    ---------    --------
                  Total current liabilities            64,990     195,627

          Liabilities subject to compromise
          (1998 only)                                 141,401           -
          Other long-term liabilities                   8,616       8,843

          Stockholder's Equity:
              Preferred Stock, $.01 par value -
               5,000,000 shares authorized,
               no shares issued                             -           -
              Common Shares:
                Common Stock, voting, $.01 par
                 value - 35,000,000 shares
                 authorized, 100 shares issued              1           1
              Additional paid-in-capital               92,344      92,344
              Other aggregate comprehensive income       (115)       ( 95)
              Accumulated deficit                    (192,204)   (170,518)
                                                    ---------    --------
          Total stockholder's equity                  (99,974)    (78,268)
                                                    ---------    --------
          Total liabilities and
           stockholder's equity                      $115,033    $126,202
                                                    =========    ========

   The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                                      For the six months
                                                           June 30,
                                                       1998         1997
   Cash Flows from Operating Activities:
     Net loss                                        $(21,686)    $(9,955)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
        Depreciation and amortization                   4,353       5,607
        Noncash interest expense                        1,789         484
        Noncash loss on fixed asset disposal              487           -
        Deferred income taxes                               -      (2,454)
        Noncash restructuring expense                   2,650           -
        Noncash reorganization items                    3,148           -
        Change in assets and liabilities
         including items subject to compromise:
         Accounts receivable                           (5,968)    (13,521)
         Inventories                                    5,918       9,094
         Prepaid expenses and other                        91      (1,021)
         Accounts payable                                (359)     (2,093)
         Accrued liabilities                            2,687      (4,069)
         Other long-term liabilities                     (228)         26
                                                      -------     -------
         Net cash used by operating activities         (7,118)    (18,503)
                                                      -------     -------

   Cash Flows from Investing Activities
     Capital expenditures                              (2,008)     (1,507)
     Proceeds from sales of fixed assets                  138         424
     Purchase of software license                           -        (534)
                                                      -------     -------
        Net cash used in investing activities          (1,870)     (1,617)
                                                      -------     -------

   Cash Flows from Financing Activities:
     Payments of revolving credit facility           (116,158)    (59,406)
     Borrowings under revolving credit                124,301      77,039
      facility
     Net change in payable to bank                        375        (515)
                                                      -------     -------
        Net cash provided by financing activities       8,518      17,118
                                                      -------     -------

   Effect of Exchange Rate Changes on Cash                (20)          3
                                                      -------     -------
   Net increase (decrease) in cash                       (490)     (2,398)
   Cash, beginning of period                            1,054       2,894
                                                      -------     -------
   Cash, end of period                                   $564        $496
                                                      =======     =======

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                                      For the six months
                                                          June 30,
                                                       1998       1997
  Supplemental cash flow disclosures:
    Interest paid                                    $2,133       $8,941
    Income taxes paid (net of refunds)                  $46          $17


   The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

       The Company's consolidated condensed financial statements for the period subsequent to May 11, 1998 have been prepared in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Accordingly, expenses resulting from the reorganization of the Company are recorded as incurred and reported separately as reorganization items in the accompanying Consolidated Condensed Statements of Operations. Interest expense on the Company's $130 million of 10 1/4% Senior Notes due 2003 (the "Notes") ceased accruing as of May 11, 1998 (the "Petition Date"). In addition, liabilities subject to compromise under the bankruptcy proceedings have been segregated from other liabilities in the Consolidated Condensed Balance Sheet at June 30, 1998.

        Liabilities Subject to Compromise as of June 30, 1998 comprised the following:

        10 1/4% Senior Notes due 2003                           $129,489
        Accrued interest on Notes prior to the Petition Date      10,068
        Accrued professional fees                                  1,844
                                                                --------
                                                                $141,401
                                                                ========

        Reorganization items included in the Consolidated Condensed Statements of Operations consist of the following:

                                       3 Months Ended    6 Months Ended
                                          June 30,          June 30,
                                      1998      1997      1998       1997

   Legal and professional fees       $ 2,716   $    -    $ 2,810    $    -
   Write-off of capitalized debt
    issuance costs pertaining
    to the Notes                       3,148        -      3,148         -
                                     -------   ------    -------    ------
                                     $ 5,864   $    -    $ 5,958    $    -
                                     =======   ======    =======    ======


   (2)  Net Loss Per Share (Basic and Diluted):

        Net loss per share is calculated by dividing the loss by the weighted average number of the Company's shares of Common Stock, $.01 par value, outstanding during the period.

   (3)  Comprehensive Income:

        In the first quarter of 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." The Company's Comprehensive Income consists solely of foreign translation adjustments.

        The accumulated Other Comprehensive Income balances are
   summarized as follows:
                                            Foreign Currency
                                              Translation
          Balance at December 31, 1997           $(95)
          Change during six months
           ended June 30, 1998                    (20)
                                                -----
          Balance at June 30, 1998              $(115)
                                                =====

   (4)  Inventories:

   Inventories consist of the following:
                                               June 30,   December 31,
                                                 1998         1997
          At lower of cost, using the first-
           in, first-out (FIFO)
           cost method or market:
           Raw materials and supplies          $7,635       $14,150
           Work in process                     16,252        17,322
           Finished goods                      18,943        17,975
                                               ------        ------
               Total FIFO inventories          42,830        49,447
           Difference between FIFO and LIFO
           cost of inventories                 (5,418)       (6,117)
                                              -------       -------
               Total LIFO inventories         $37,412       $43,330
                                              =======       =======


   (5)  Revolving Credit Agreement:

        On May 12, 1998 the Company replaced its $55 million pre-bankruptcy revolving credit facility (the "Pre-Bankruptcy Credit Facility") with a new $70 million debtor-in-possession revolving credit facility (the "DIP Credit Facility") in order to continue its operations during the bankruptcy proceedings. The DIP Credit Facility was provided by the same group of lenders, led by BankAmerica Business Credit, that provided the Pre-Bankruptcy Credit Facility. The Pre-Bankruptcy Credit Facility was put in place in January 1998, and was structured to accommodate the subsequent DIP Credit Facility. The DIP Credit Facility was subsequently replaced by a $70 million post-bankruptcy credit facility (the "Credit Facility") on July 20, 1998. The Credit Facility and DIP Credit Facility have substantially the same terms and conditions. Loans under the Credit Facility bear interest at a rate equal to prime plus 1.00% or LIBOR plus 2.50%. The Company pays a 0.375% commitment fee on the unused portion of the Credit Facility. The terms of the agreement covering the Credit Facility require the Company to, among other things, beginning at the end of 1998 maintain a minimum ratio of FIFO earnings before interest expense, income tax expense, depreciation expense, amortization expense and unusual or non-recurring expenses ("FIFO EBITDA") to fixed charges and a minimum tangible net worth. The agreement also includes restrictions related to capital expenditures and further indebtedness. Loan availability under the DIP Credit Facility was, and under the Credit Facility is, based on the Company's accounts receivable and inventory balances after certain exclusions. After taking into account letters of credit of $1,531, the available capacity under the DIP Facility on June 30, 1998 was $3,759.

   (6) Bankruptcy Proceedings:

       On May 11, 1998 the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Petition") in the United States Bankruptcy Court for the Eastern District of Wisconsin (the "Bankruptcy Court"), Case No. 98-24997, and also filed a prenegotiated Plan of Reorganization (the "Plan") pursuant to which, among other things, the Notes would be converted into shares representing 97% of the Company's common stock, with the Company's pre-petition shareholders receiving the remaining 3% of the Company's common stock, both subject to dilution upon implementation of a management incentive plan. Pursuant to a solicitation ending on May 6, 1998, the Plan received the approval of holders of approximately $102 million aggregate principal amount of the Notes, representing approximately 88% of the holders who voted pursuant to the solicitation, and all of the Company's pre-petition stockholders. The Company is managing its business as a debtor-in-possession subject to the supervision and control of the Bankruptcy Court.

      On July 7, 1998, the Bankruptcy Court entered an order confirming the Plan. The Plan became effective on July 20, 1998 (the "Effective Date"), and as of such date the Notes were converted into the right to receive approximately 9,700,000 shares or 97% of the Company's common stock, and the stock of the pre-petition shareholders of the Company was converted into the right to receive 300,000 shares or 3% of the Company's common stock.

   (7)  Restructuring:

        During the second quarter of 1998, the Company announced plans to close its operations in Berlin, Wisconsin and to consolidate its Milwaukee Operations by closing one of its plants there. Both operations are part of the Company's Footwear and Specialty Leather Group. The Company recorded a pre-tax charge of $3.3 million in the second quarter to
   (i) reduce the book value of the long-lived assets (property, plant and equipment) of these operations to their estimated fair market value less costs to sell ($2.7 million) and (ii) provide for other costs related to this restructuring ($0.6 million). The assets of these operations do not represent a material portion of the Company's total assets.

   (8)  Pending Adoption of Accounting Announcement:

        Effective December 31, 1998, the Company will adopt SFAS No.
   131, "Disclosure About Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits." Both standards require additional disclosure in the consolidated financial statements.

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

   Recent Development; Bankruptcy Proceedings

        On May 11, 1998 the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Petition") in the United States Bankruptcy Court for the Eastern District of Wisconsin (the "Bankruptcy Court"), Case No. 98-24997, and also filed a prenegotiated Plan of Reorganization (the "Plan") pursuant to which, among other things, the Notes would be converted into shares representing 97% of the Company's common stock, with the Company's pre-petition shareholders receiving the remaining 3% of the Company's common stock, both subject to dilution upon implementation of a management incentive plan. Pursuant to a solicitation ending on May 6, 1998, the Plan received the approval of holders of approximately $102 million aggregate principal amount of the Notes, representing approximately 88% of the holders who voted pursuant to the solicitation, and all of the Company's pre-petition stockholders. The Company is managing its business as a debtor-in-possession subject to the supervision and control of the Bankruptcy Court.

        On July 7, 1998, the Bankruptcy Court entered an order confirming the Plan. The Plan became effective on July 20, 1998 (the "Effective Date"), and as of such date the Notes were converted into the right to receive approximately 9,700,000 shares or 97% of the Company's common stock, and the stock of the pre-petition shareholders of the Company was converted into the right to receive 300,000 shares or 3% of the Company's common stock.

   Selected Financial Data

             The following table sets forth certain consolidated income statement data of the Company as a percentage of net sales for the periods indicated.
                                            Percentage of Net Sales
                                      Three Months         Six Months Ended
                                         Ended
                                        June 30,              June 30,
                                      1998      1997       1998       1997

    Net sales        	             100.0%    100.0%     100.0%     100.0%
    Cost of goods sold                93.9      91.9       94.1       93.8
                                    ------      ----      -----       ----
    Gross profit                       6.1       8.1        5.9        6.2
    Selling, general & administrative  8.4       6.3        8.3        6.8
    Restructuring expenses             5.2         -        2.5          -
    Amortization of
     intangible assets                 0.2       1.2        0.2        1.2
                                    ------      ----      -----       ----
    Income (loss) from operations     (7.7)      0.6       (5.1)      (1.8)
    Other (income) expense             0.8       0.2        0.4        0.1
    Interest expense                   4.1       5.4        6.6        5.3
                                    ------      ----      -----       ----
    Loss before taxes and
     reorganization expenses         (12.6)     (5.0)     (12.1)      (7.2)
    Reorganization expenses            9.3         -        4.7          -
                                    ------      ----      -----       ----
    Loss before taxes                (21.9)     (5.0)     (16.8)      (7.2)
    Income tax benefit                 0.1         -        0.1       (1.4)
                                    ------      ----      -----       ----
    Net loss                         (22.0)     (5.0%)    (16.9)%     (5.8)%
                                    ======      ====      =====       ====


                    Results of Operations - Six Month Period
                             Ended June 30, 1998

   Sales

       The Company's finished leather operations are divided into three principal markets. The following chart summarizes the Company's sales by product line:

                              Three Months Ended            Six Months Ended
                                  June 30,                     June 30,
                               1998   1997  %Change  1998    1997    %Change
    Furniture Group           $21.2  $16.5    28%    $40.3   $37.2      8%
    Automotive Group            7.6   12.6   (40)     19.1    26.3    (27)
    Footwear & Specialty
     Leather Group             34.1   58.2   (41)     68.5   105.9    (35)
                              -----  -----          ------  ------
     Continuing Sales          62.9   87.3   (28)    127.9   169.4    (24)
     Discontinued Operations      -    1.5  (100)        -     2.8   (100)
                              -----  -----          ------  ------
      Total Sales             $62.9  $88.8   (29%)  $127.9  $172.2    (26)%
                              =====  =====          ======  ======

       During the third quarter of 1997, the Company discontinued the manufacture and sale of food-quality collagen from its facilities in Omaha, Nebraska. Prior to discontinuation, collagen sales were $1.5 million during the second quarter of 1997 and $2.8 million year to date through June 30, 1997.

   Results of Operations

        General. The Company experienced a loss of $13.9 million in the second quarter of 1998, compared with a loss of $4.4 million during the same period in the prior year. For the six month year to date period, the Company recorded a loss of $21.7 million in 1998 compared to $10.0 million the prior year. The principal reasons for the increased loss was (1) a $3.3 million restructuring charge in the second quarter of 1998 to write down the book value of long-lived assets caused by plant closures; (2) reorganization expenses of $6.0 million primarily incurred in the second quarter of 1998 related to the bankruptcy reorganization; (3) the Company's decision in the second quarter of 1997 to discontinue recording tax benefits on operating losses; and (4) the write-off of deferred financing expenses related to the revolving credit facility that was replaced in the first quarter of 1998. Such increases were partially offset by a reduction of $1.7 million in the amortization of intangibles due to writing-off the Company's goodwill in 1997 and lower interest expense of $0.7 million due to the Company discontinuing the accrual of interest on the Notes upon the filing of the Chapter 11 Petition on May 11, 1998.

        Excluding the non-recurring restructuring expenses described in the previous paragraph, and the amortization of intangible assets, the Company incurred a loss from ongoing operations during the first six months of 1998 aggregating $3.0 million. This represents a $1.9 million increase from the $1.1 million loss incurred during the same period one year ago, again excluding non-recurring items. Contributing most significantly to these increased losses was the reduction in Footwear and Specialty Leather Group sales volume caused by a weak retail market and uncertainties concerning USL's ability to complete its financial restructuring. This weakened demand more than offset the benefits of lower hide costs during the first six months of 1998 compared to the earlier prices.

        Net Sales. The Company's net sales in the second quarter of 1998 were $62.9 million, a decrease of $25.9 million or 29% from the same period one year ago. Sales from continuing operations decreased $24.4 million or 28%. Year-to-date sales were $127.9 million and $172.2 million for the six month period in 1998 and 1997, respectively. Year-to-date sales from continuing operations decreased $41.5 million or 24%. The year-to-date decrease was principally due to a weak retail market in the Footwear and Specialty Leather Group and lower volumes in the Automotive Group.

        Furniture Group.  Furniture Group sales during the second
   quarter were $21.2 million, an increase of $4.7 million or 28% from the second quarter of 1997. Year-to-date sales were $40.3 million, an increase of $3.1 million or 8%. Contributing to the increase were an improved demand for finished leather at the retail level and increased
   market share.   After declining for much of 1997, the demand for
   upholstery leather has increased during the first half of 1998. USL, meanwhile, has substantially increased the number of new products it has introduced at each of the last three semi-annual furniture markets. The success of many of these new products has enabled USL's Furniture Group to recover a portion of the market share that it had lost over the last few years.

        Automotive Group. Automotive Group second quarter sales were $7.6 million or $5.0 million lower than the prior year quarter. Year-to-date sales decreased $7.2 million from the prior year to $19.1 million. The decrease is primarily attributable to contract terminations that occurred in the second quarter of 1997, a more current backlog, and to a lesser extent the adverse impact of the General Motors strike which began in June 1998. Also contributing to the lower Automotive sales were hide-based price reductions passed along to customers in accordance with contract terms, and inventory reductions undertaken by customers in response to USL's improved delivery performance.

        As a result of the General Motors strike, the Company suspended a substantial portion of its Automotive Group operations and laid-off approximately 75% of its Automotive Group hourly employees in July 1998. Although the strike was settled on July 28, 1998, the Company cannot currently predict what effect, if any, the strike and subsequent partial suspension of the Company's Automotive Group operations will have on the Company's future operating results.

        Footwear and Specialty Leather Group.  Footwear and Specialty
   Leather Group sales were $34.1 million during the second quarter of 1998, a decrease of $24.1 million or 41% from the second quarter of 1997. Year-to-date sales were $68.5 million, a decrease of $37.4 million over the comparable 1997 period. The principal reasons for lower footwear sales were (1) substantially weaker retail markets caused by excessive inventories and the negative effects of the Asian economic downturn, (2) market share lost to competition, which management believes is caused to a significant extent by uncertainties surrounding the Company's ability to reach agreement with its noteholders and restructure its debt, and (3) the pass-through of lower hide costs in the form of reduced selling prices. Although the Company does not anticipate substantial near-term improvement in the condition of the retail footwear market, it does expect to derive benefit from the successful completion of its debt restructuring and emergence from bankruptcy, and from the new products which the Group has introduced.

        Gross Profit. Gross profit for the second quarter of 1998 was $3.8 million, a decrease of $3.3 million or 46% from the second quarter of 1997. Year-to-date gross profit was $7.6 million, a decrease of $3.0 million from the comparable prior year period. Gross profit declined in the second quarter primarily because of plant underutilization caused by the reduced volume in the Footwear and Specialty Leather Group and continued unfavorable and unprofitable mix of contracts served by the Automotive cut-to-pattern plant. Lower hide costs favorably affected gross profit, partially offsetting part of these unfavorable variances.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses during the second quarter of 1998 were $0.3 million lower than the same period of 1997, and year-to-date were $1.1 million lower than 1997. The principal reasons for this decrease was lower staffing, reduced sales commission expense due to lower sales volume and a reduction in professional fees paid.

        Earnings before Interest, Taxes, Depreciation and Amortization. Earnings before interest, taxes, depreciation and amortization (and provisions for LIFO revaluations and non-recurring charges) ("FIFO EBITDA") during the second quarter of 1998 were a $0.4 million compared to a $3.0 million in the second quarter of 1997. Year-to-date FIFO EBITDA was $0.3 million in 1998 compared to $2.6 million in 1997. FIFO EBITDA is not determined pursuant to generally accepted accounting principles ("GAAP"), and should not be considered in isolation or as an alternative to GAAP-derived measurements.

        Restructuring Expenses. During the second quarter of 1998, the Company announced plans to close its operations in Berlin, Wisconsin and to consolidate its Milwaukee Operations by closing one of its plants there. Both operations are part of the Company's Footwear and Specialty Leather Group. The Company recorded a pre-tax charge of $3.3 million in the second quarter to (i) reduce the book value of the long-lived assets (property, plant and equipment) of these operations to their estimated fair market value less costs to sell ($2.7 million) and (ii) provide for other costs related to this restructuring ($0.6 million). The assets of these operations do not represent a material portion of the Company's total assets.

        Amortization of Intangible Assets. Amortization of intangible assets was $0.3 million in the first six months of 1998 compared to $2.0 million in the same period of 1997. The decrease was due to the Company's write off all of its goodwill in the fourth quarter of 1997.

        Interest Expense. Interest expense decreased $0.7 million during the first six months of 1998 over the same period in 1997. During the second quarter of 1998, interest expense decreased $2.1 million compared to 1997. The principal reason for this decrease between years is because the Company discontinued accruing interest on the Notes upon filing the Chapter 11 Petition on May 11, 1998. The decrease was offset by the write-off of the deferred financing expenses related to the revolving credit facility in the first quarter of 1998.

        Loss Before Income Taxes and Reorganization Expenses.  The
   Company incurred a loss before taxes and reorganization expenses of $8.0 million in the second quarter of 1998, an increase of $3.6 million from a $4.4 million loss before taxes incurred in the second quarter of 1997.
   The year-to-date loss before taxes for 1998 was $15.6 million, an increase of $3.2 million from the same period of 1997.

        Reorganization Expenses. The Company incurred reorganization expenses of $6.0 million during the first six months of 1998 related to the bankruptcy reorganization. The reorganization expenses were made up of $2.9 million in professional fees and a $3.1 million write-off of capitalized costs relating to the issuance of the Notes.

        Loss Before Income Taxes. The Company had a loss before taxes of $13.8 million in the second quarter of 1998, an increase of $9.4 million compared to the $4.4 million loss in the same period in 1997. Year-to-date the Company had a loss of $21.6 million and $12.4 million in 1998 and 1997, respectively.

        Income Tax Benefit.  In accordance with SFAS No. 109,
   "Accounting for Income Taxes", the Company recorded no tax benefit for the first six months of 1998 compared to a benefit of $2.5 million recorded during the same period of 1997.

        Net Loss. Due to the factors previously discussed, the Company had a net loss of $13.9 million in the second quarter of 1998, compared to a net loss of $4.4 million during the second quarter of 1997. For the six month period ended June 30, 1998, the net loss was $21.7 million compared to a net loss of $10.0 for the same period in 1997.

        Liquidity and Capital Resources. After the filing of the Chapter 11 Petition on May 11, 1998, the Company managed its business as a debtor-in-possession subject to the control and supervision of the Bankruptcy Court. Substantially all of the Company's assets were pledged to secure the Pre-Bankruptcy Credit Facility, and therefore the Company was required to obtain Bankruptcy Court authorization to use these assets, including cash collateral. With the approval of the Bankruptcy Court the Company replaced the Pre-Bankruptcy Credit Facility with the DIP Credit Facility on May 12, 1998.

        The Company used $7.1 million of cash for operations during the first half of 1998, compared with $18.5 million during the same period of 1997. The principal reasons for the change in cash flow were the non-payment in January 1998 of $6.7 million of interest due on the Notes and a smaller increase in accounts receivable in 1998 compared to 1997 due to lower sales volumes in 1998. Accounts receivable increased by $6.0 million during the first half of 1998 compared with a $13.5 million increase during the same period of 1997. Days sales outstanding in accounts receivable as of June 30, 1998 were 61 days, compared to 53 days as of June 30, 1997. LIFO inventories decreased approximately $5.9 million during the first half of 1998. The decrease was due principally to better asset management and improved quality.

        Capital expenditures totaled $2.0 million during the first half of 1998. This represents a increase of approximately $0.5 million from the same period in 1997.

        On June 30, 1998, the Company's aggregate indebtedness was
   $185.7 million. This consisted of $139.6 million of principal and accrued interest on the Notes and $46.1 million due under the DIP Credit Facility. The DIP Credit Facility was, and the Credit Facility is, a $70 million facility secured by essentially all the assets of the Company. Loan availability under both facilities is based on the Company's accounts receivable and inventory balances after certain exclusions. Availability under the DIP Credit Facility as of June 30, 1998 increased to $3.8 million, but availability under the Credit Facility has since returned to the $1 million to $3 million range which the Company has experienced in recent months.

        At the time the Company entered into the Pre-Bankruptcy Credit Facility in January 1998, it anticipated that it would subsequently obtain an ancillary line of credit secured by its machinery, equipment and real property (the "M/E/R Line of Credit") as part of such credit facility, and also anticipated that it would obtain a separate credit facility for its Canadian operations (the "Canadian Credit Facility"). However, subsequent events have not allowed the Company to arrange for either the M/E/R Line of Credit or the Canadian Credit Facility as of the date hereof, although the Company is in the process of evaluating various financing alternatives involving its machinery, equipment, real property and Canadian operations. No assurance can be given that the Company will obtain such financing, or that the Company's cash flow and borrowings under the existing
   Credit Facility will be sufficient to meet all of its future liquidity requirements without such financing.

   Year 2000 Compliance

        Certain of the Company's computer based systems utilize older programs that were written using two digits rather than four to define the applicable year. As a result, such older programs could misinterpret a date using "00" as the year 1900 rather than the year 2000 (so called "Year 2000 noncompliance"). The Company expects the analysis and remediation of its business systems affected by potential Year 2000 noncompliance to be completed by December 31, 1998. The analysis and remediation of its manufacturing shop floor systems is expected to be completed by March 31, 1999. The Company utilizes internal and external resources to identify, remediate and test its business systems for Year 2000 noncompliance. It is estimated that the costs incurred, or to be incurred, in 1998 and 1999 to remediate Year 2000 noncompliance will be approximately $2 million. Year 2000 noncompliance remediation is part of an overall business informations systems upgrade begun in 1995 and expected to be completed in the second quarter of 1999. The cost of these projects is included in the Company's 1998 budget and 1999 forecast.

        The Company is in the initial phase of communicating with suppliers, service providers, customers and other entities with which it has a business relationship regarding their potential Year 2000 noncompliance. It is not known, at this time, the extent to which these outside parties have addressed Year 2000 noncompliance issues. There can be no assurance that failure by one or more of these parties to effectively remediate Year 2000 noncompliance will not have a material adverse effect on USL.

   PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits:

            4.1 Revolving Credit Agreement dated as of July 20, 1998 among United States Leather, Inc., A.R. Clarke Limited, BankAmerica Business Credit, Inc. and the other banks which are parties thereto from time to time.

             27  Financial Data Schedule (EDGAR Version only)

        (b) Reports on Form 8-K:

            (i) The Company filed a Form 8-K dated July 7, 1998 with respect to the confirmation of the Company's Plan for Reorganization, as amended, and the Company's emergence from bankruptcy.

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

             Date:  August 14, 1998


                                UNITED STATES LEATHER, INC.


                                By  / s /  Kinzie L Weimer
                                Kinzie L Weimer
                                Senior Vice President and Chief
                                Financial Officer
                                (Signing on behalf of the Registrant
                                and as Chief Financial Officer)