Form 10-Q
period 1998-09-30
UNITED STATES LEATHER INC /WI/
filed 1998-11-13
CIK 906613

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended:

                               September 30, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: to ---------------

                         Commission file number: 0-24645

                           United States Leather, Inc.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Wisconsin                                    13-3503310
     ------------------------------                   ----------------------
     (State or other jurisdiction                       (I.R.S. Employer
           of incorporation)                            Identification No.)

     1403 West Bruce Street, Milwaukee, WI                    53204
     -------------------------------------               ---------------
    (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code:         (414) 383-6030
                                                         -----------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes |X|   No |_|

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Shares Outstanding
        Class                                       at September 30, 1998
    Common Stock,                                         9,989,548
   $.01 par value

As of September 30, 1998, there was no public market for the Company's common stock.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES

                                      INDEX



                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited)

            Consolidated Condensed Statements of Operations..................3-4

            Consolidated Condensed Balance Sheets..............................5

            Consolidated Condensed Statements of Cash Flows..................6-7

            Notes to Consolidated Condensed Financial Statements...............8

Item 2      Management's Discussion and Analysis of
                     Financial Condition and Results of Operations............16


PART II - OTHER INFORMATION AND SIGNATURES

Item 6   Exhibits and Reports on Form 8-K.....................................26

Signatures....................................................................27


                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                      THREE MONTHS ENDED SEPTEMBER 30, 1998
             (Amounts in Thousands, Except Share and Per Share Data)


                                                       Reorganized
                                                         Company                   Predecessor Company
                                                    --------------------  ----------------------------------------
                                                        July 20 to             July 1 to         3 Months Ended
                                                      September 30,            July 19,            September 30,
                                                           1998                 1998                 1997
                                                        ------------      ------------------     --------------

Net sales                                                 $41,425               $7,225              $70,158
Cost of sales                                              39,903               11,636               65,364
                                                        ------------         -----------         ------------
Gross profit                                                1,522               (4,411)               4,794
Selling, general and administrative expenses                5,145                4,847                5,780
Restructuring expense                                           -                    -                7,000
Amortization of intangible assets                             461                   27                  987
                                                        ------------         -----------         ------------
Loss from operations                                       (4,084)              (9,285)              (8,973)
Other (income) expense                                          -                    -                  162
Interest expense                                            1,224                  159                4,826
Reorganization expenses                                         -                  650                    -
Fresh start adjustments (net of tax)                            -              (29,264)                   -
                                                        ------------         -----------         ------------
Income/(loss) before taxes and extraordinary
gain                                                       (5,308)              19,170              (13,961)
Income tax provision (benefit)                             (1,892)                 (83)                  91
                                                        ------------         -----------         ------------
Income/(loss) before extraordinary gain                    (3,416)              19,253              (14,052)
Extraordinary gain (net of tax)                                 -               82,309                    -
                                                        ------------         -----------         ------------
Net income/(loss)                                         $(3,416)            $101,562             $(14,052)
                                                        ============         ===========         ============

Per share:
Income/(loss) per share before extraordinary
gain                                                       $(0.34)               $192,530         $(140,520)
Extraordinary gain (net of tax)                              -                    823,090                 -
                                                        ------------         -------------       ------------
Net income/(loss) per share
(Basic and Diluted)                                        $(0.34)             $1,015,620           $(140,520)
                                                        ============         ============        =============


Shares outstanding - Basic                                9,989,548                100                100
                                                        ============         ===========         ============

Shares outstanding - Diluted                            10,000,000                 100                100
                                                        ============         ===========         ============


The accompanying notes are an integral part of these statements.


                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1998
             (Amounts in Thousands, Except Share and Per Share Data)


                                                     Reorganized
                                                       Company                Predecessor Company
                                                  ------------------- ------------------------------------
                                                      July 20 to        January 1 to        9 Months Ended
                                                     September 30,         July 19,          September 30,
                                                         1998             1998                1997
                                                    ---------------    ------------       -------------

Net sales                                               $41,425           $135,131           $242,365
Cost of sales                                            39,903            131,984            226,955
                                                    ---------------     ------------       ------------
Gross profit                                              1,522              3,147             15,410
Selling, general and administrative expenses              5,145             15,423             17,480
Restructuring expense                                         -              3,260              7,000
Amortization of intangible assets                           461                345              2,950
                                                    ---------------     ------------       ------------
Loss from operations                                     (4,084)           (15,881)           (12,020)
Other (income) expense                                        -                529                162
Interest expense                                          1,224              8,647             14,208
Reorganization expenses                                       -              6,608                  -
Fresh start adjustments (net of tax)                          -            (29,264)                 -
                                                    ---------------     ------------       ------------
Loss before taxes and extraordinary gain                 (5,308)            (2,401)           (26,390)
Income tax provision (benefit)                           (1,892)                32             (2,383)
                                                    ---------------     ------------       ------------
Loss before extraordinary gain                           (3,416)            (2,433)           (24,007)
Extraordinary gain (net of tax)                               -             82,309                  -
                                                    ---------------     ------------       ------------
Net income/(loss)                                       $(3,416)           $79,876           $(24,007)
                                                    ===============     ============       ============

Per share:
Loss per share before extraordinary gain                 $(0.34)          $(24,330)         $(240,070)
Extraordinary gain (net of tax)                            -               823,090                  -
                                                    ---------------     ------------       ------------
Net income/(loss) per share
(Basic and Diluted)                                      $(0.34)          $798,760          $(240,070)
                                                    ===============     ============       ============


Shares outstanding - Basic                             9,989,548               100                100
                                                    ===============     ============       ============

Shares outstanding - Diluted                          10,000,000               100               100
                                                    ===============     ============       ============


The accompanying notes are an integral part of these statements.


                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                                                              Reorganized        Predecessor
                                                                                Company            Company
                                                                            ----------------   ----------------

                                                                                 As of              As of
                                                                             September 30,      December 31,
Current Assets:                                                                  1998               1997
                                                                            ----------------   ----------------
    Cash                                                                            $222               $1,054
    Accounts receivable, less allowances of $4,102 and $2,892                     30,679               32,336
    Inventories                                                                   39,876               43,330
    Prepaid expenses and other                                                       839                  822
                                                                            ----------------   ----------------
        Total current assets                                                      71,616               77,542
    Property, plant and equipment, net                                            29,834               42,380
    Reorganization value in excess of identifiable assets                         29,463                    -
    Other                                                                          1,343                6,280
                                                                            ----------------   ----------------
        Total assets                                                            $132,256             $126,202
                                                                            ================   ================

Liabilities:
Current Liabilities:
    Current maturities of long-term debt                                            $522             $130,144
    Revolving credit facility                                                     42,154               37,932
    Payable to bank                                                                1,861                1,778
    Accounts payable                                                               9,536                7,335
    Accrued liabilities                                                           16,331               18,438
                                                                            ----------------   ----------------
        Total current liabilities                                                 70,404              195,627

Deferred taxes                                                                     4,740                    -
Other long-term liabilities                                                        8,614                8,843

Stockholder's Equity:
Reorganized Company:
     Common Stock, voting, $.01 par value - 40,000,000 shares
        authorized, 9,989,548 shares issued                                          100                    -
    Additional paid-in-capital                                                    51,750                    -
    Other aggregate comprehensive income                                              64                    -
    Accumulated deficit                                                           (3,416)                   -

Predecessor Company:
    Preferred Stock, $.01 par value - 5,000,000 shares authorized,
        No shares issued
    Common Shares:                                                                     -                    -
        Common Stock, voting, $.01 par value - 35,000,000 shares
         authorized, 100 shares issued                                                 -                    1
    Additional paid-in-capital                                                         -               92,344
    Other aggregate comprehensive income                                               -                 ( 95)
    Accumulated deficit                                                                -             (170,518)

                                                                            ----------------   ----------------
Total stockholder's equity                                                        48,498              (78,268)
                                                                            ----------------   ----------------
Total liabilities and stockholder's equity                                      $132,256             $126,202
                                                                            ================   ================

The accompanying notes are an integral part of these statements.


                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)

                                                                          Reorganized
                                                                            Company              Predecessor Company
                                                                        ---------------- -------------------------------------
                                                                         July 20 to     January 1 to      For the Nine Months Ended
                                                                          September 30,     July 19,            September 30,
                                                                             1998             1998                   1997
                                                                        --------------- ------------------    -----------------
Cash Flows from Operating Activities:
   Net income (loss)                                                        $(3,416)          $79,876             $(24,007)
   Adjustments to reconcile net income (loss) to net cash provided
     (used) by operating activities:
         Depreciation and amortization                                        1,727             4,808                8,476
         Noncash extraordinary gain                                               -           (82,309)                   -
         Noncash fresh start adjustment                                           -           (29,264)                   -
         Noncash interest expense                                               170             1,819                  731
         Noncash loss on fixed asset disposal                                    17               487                    -
         Deferred income taxes                                               (1,885)                -                 (815)
         Noncash restructuring expense                                            -             2,650                7,000
         Noncash reorganization items                                             -             3,148                    -
         Change in assets and liabilities:
           Accounts receivable                                               (1,269)            2,926              (13,140)
           Inventories                                                        3,431             5,441               17,970
           Prepaid expenses and other                                          (521)              504                2,441
           Accounts payable                                                   1,797               404                 (584)
           Accrued liabilities                                                  866             7,095               (7,789)
           Other long-term liabilities                                         (100)             (948)              (2,783)
                                                                        --------------- ------------------    -----------------
                   Net cash provided (used) by operating activities             817            (3,363)             (12,500)
                                                                        --------------- ------------------    -----------------

Cash Flows from Investing Activities
   Capital expenditures                                                        (851)           (2,143)              (2,232)
   Proceeds from sales of fixed assets                                           81               163                  424
   Purchase of software license                                                   -                 -                 (838)
                                                                        --------------- ------------------    -----------------
                   Net cash used in investing activities                       (770)           (1,980)              (2,646)
                                                                        --------------- ------------------    -----------------

Cash Flows from Financing Activities:
   Payments of revolving credit facility                                    (39,057)         (128,953)            (107,506)
   Borrowings under revolving credit facility                                38,470           133,762              121,563
   Net change in payable to bank                                                 77                 6               (1,362)
                                                                        --------------- ------------------    -----------------
                   Net cash provided (used) by financing activities            (510)            4,815               12,695
                                                                        --------------- ------------------    -----------------

Effect of Exchange Rate Changes on Cash                                          64                95                    -
                                                                        --------------- ------------------    -----------------

Net decrease in cash                                                           (399)             (433)              (2,451)
Cash, beginning of period                                                       621             1,054                2,894
                                                                        --------------- ------------------    -----------------
Cash, end of period                                                            $222              $621                 $443
                                                                        =============== ==================    =================


                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
             (Amounts in Thousands, Except Share and Per Share Data)


                                             Reorganized
                                               Company              Predecessor Company
                                            ---------------   ---------------------------------
                                              July 20 to       January 1 to  For the Nine Months Ended
                                            September 30,        July 19,       September 30,
                                                 1998              1998
                                                                                     1997
                                            ---------------   ---------------    --------------
Supplemental cash flow disclosures:
  Interest paid                                 $1,073             $2,258              $8,941
  Income taxes paid (net of refunds)               $(7)               $46                 $17


The accompanying notes are an integral part of these statements.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

(1)      Basis of Presentation:

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all required disclosures have been presented and all necessary adjustments (consisting only of normal recurring adjustments) have been included to fairly present the results of operations, financial position and cash flows of United States Leather, Inc. (the "Company"). Results of operations for the interim periods presented are not necessarily indicative of the results of operations of the full fiscal year.

         These consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997; however, due to the Company's reorganization (see Note 2) and the fresh start financial reporting related thereto (see Note 3), the unaudited condensed consolidated financial statements for the reorganized Company (the "Reorganized Company") for the period beginning July 20, 1998 are not comparable to those of the pre-reorganization Company (the "Predecessor Company") for the periods prior to July 20, 1998. The captions of the accompanying consolidated condensed financial statements distinguish between the Reorganized Company and the Predecessor Company.


(2)      Bankruptcy Proceedings:

         On May 11, 1998 the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Wisconsin (the "Bankruptcy Court"), pursuant to a prenegotiated Plan of Reorganization (the "Plan").

         On July 7, 1998, the Bankruptcy Court entered an order confirming the Plan, which became effective on July 20, 1998. During the period from the petition date until the effective date, the business and affairs of the Company were conducted as debtor-in-possession subject to the supervision and orders of the Bankruptcy Court.

         On the effective date, the Company's 10 1/4% Senior Notes due 2003 (the "Notes") were converted into the right to receive approximately 9,700,000 shares or 97% of the Company's common stock, and the stock of the pre-petition shareholders of the Company was converted into the right to receive 300,000 shares or 3% of the Company's common stock.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont'd)

             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


(2)      Bankruptcy Proceedings (continued):

         Upon consummation of the Plan, an extraordinary gain (net of tax) of $82,309 on debt discharge was recognized, and consisted of the following:

        Carrying value of 10 1/4% Senior Notes due 2003          $129,495
        Accrued interest on Notes prior to the petition date       10,068
                                                                ----------
             Total principal and interest on the Senior Notes     139,563
        Estimated fair value of common stock issued for Notes      50,294
                                                                ----------
             Extraordinary gain                                   $89,269
             Tax provision                                          6,960
                                                                ==========
              Net extraordinary gain                              $82,309
                                                                ==========


         Reorganization items included in the Consolidated Condensed Statements of Operations consist of the following:

                                          July 1 to        Nine Months Ended
                                        July 19, 1998     September 30, 1998
                                       ---------------- ------------------------

        Legal and professional fees            $650            $3,460

        Write-off of capitalized debt issuance costs pertaining to
           the Notes                              -             3,148
                                         =============      ===========
                                               $650            $6,608
                                         =============      ===========

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont'd)

             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


(3)       Financial Reporting Relating to Reorganization Proceedings:

         The Company has accounted for the reorganization by using the principles of fresh start reporting, as required by the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". Under the principles of fresh start reporting, total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable tangible and intangible assets on the basis of their estimated fair value, and liabilities were adjusted to the present values of amounts to be paid where appropriate.

         The total reorganization value of the Company was determined in consideration of several factors and by reliance on various valuation methods, including discounted cash flow and market multiples of revenues and EBITDA. The factors considered included but were not limited to the following:

         1. Forecasted operating and cash flow results
         2. The discounted estimated residual value at the end of the forecast period based on the a multiple of EBITDA for the last year of the projected results
         3. Competition and general economic considerations

         4. Projected sales

         5. Discount rates associated with risk

         There can be no assurance that forecasted amounts used to value the Company will reflect the actual financial results of the Company during the periods in question.

         As a result of the implementation of fresh start reporting, the financial statements of the Reorganized Company after consummation of the Plan are not comparable to the financial statements of the Predecessor Company for prior periods.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES

             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

(3)      Financial Reporting Relating to Reorganization Proceedings (continued):

         The effects of the Plan and the implementation of fresh start reporting on the Consolidated Condensed Balance Sheet as of July 19, 1998 were as follows:

                                                  July 19, 1998
                                                    Predecessor                                           Reorganized
                                                      Company       Reorganization      Fresh Start         Company
Current Assets:                                   Balance Sheet       Adjustments       Adjustments      Balance Sheet
                                                  ---------------   ----------------   --------------   ----------------
    Cash                                                  $621          $        -        $        -           $621
    Accounts receivable                                 29,410                -                 -            29,410
    Inventories                                         37,889                -             5,418  (e)       43,307
    Prepaid expenses and other                             318                -                 -               318
                                                  ---------------   ----------------   --------------   ----------------
        Total current assets                            68,238                -             5,418            73,656
    Property, plant and equipment, net                  36,760                -            (6,300) (e)       30,460
    Reorganization in excess of
    Identifiable assets                                      -                -            29,811  (f)       29,811
    Other                                                1,459                -                 -             1,459
                                                  ---------------   ----------------   --------------   ----------------
        Total assets                                  $106,457        $       -           $28,929          $135,386
                                                  ===============   ================   ==============   ================

Liabilities
Current Liabilities:
    Current maturities of long-term debt              $130,059        $(129,495) (a)   $        -              $564
    Revolving credit facility                           42,741                -                 -            42,741
    Payable to bank                                      1,784                -                 -             1,784
    Accounts payable                                     7,739                -                 -             7,739
    Accrued liabilities                                 25,533          (10,068) (a)            -            15,465
                                                  ---------------    ----------------   --------------  ----------------
        Total current liabilities                      207,856         (139,563)                -            68,293

Deferred Taxes                                               -            6,960  (b)         (335) (e)        6,625
Other long-term liabilities                              8,618                -                 -             8,618

Stockholder's Equity:
    Preferred Stock                                          -                -                 -                 -
    Common Stock                                             1                -                99  (f)          100
    Additional paid-in-capital                          92,342           50,294  (c)      (90,886) (f)       51,750
    Other aggregate comprehensive income                  (145)               -               145  (f)            -
    Accumulated deficit                               (202,215)          82,309  (d)      119,906  (f)            -
                                                  ---------------   ----------------   --------------   ----------------

Total stockholder's equity                            (110,017)         132,603            29,264            51,850
                                                  ---------------   ----------------   --------------   ----------------
Total liabilities and stockholder's equity            $106,457      $         -           $28,929          $135,386
                                                  ===============   ================   ==============   ================

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont'd)

             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

(3)      Financial Reporting Relating to Reorganization Proceedings (continued):

         Explanation of the adjustment columns of the balance sheet are as follows:

         (a) Reflect the extinguishment of the 10 1/4% Senior Notes due 2003 plus accrued interest.
         (b) Establishment of deferred tax liabilities related to the extinguishment of debt.
         (c)      Reflect equity of reorganized Company exchanged for debt.
         (d) Reflect the extraordinary gain resulting from the extinguishment of debt.
         (e)      Adjust assets to fair value including tax effects.
         (f) Reflect the elimination of stockholders' equity of the Predecessor Company and establish the reorganization value in excess of identifiable assets.

(4)       Reorganization Value in Excess of Identifiable Assets:

         The Company recorded its assets at their fair value on the effective date. The remaining reorganization value that could not be allocated to specific tangible or identified intangible assets was recorded as reorganization value in excess of identifiable assets. The estimated life of this intangible asset is twenty years and will be amortized using the straight line method.

         Reorganization value in excess of identifiable assets is made up of the following:

                                          September 30,             July 20,
                                               1998                   1998
                                       ------------------       ---------------
         Cost                               $29,811                 $29,811
         Accumulated amortization               348                       -
                                                ---                 -------
         Net book value                     $29,463                 $29,811
                                            =======                 =======

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont'd)

                 (In Thousands, Except Share and Per Share Data)
                                   (Unaudited)



(5)      Net Income/Loss Per Share (Basic and Diluted):

         Net income/loss per share was calculated by dividing the loss by the weighted average number of the Company's shares of Common Stock, $.01 par value, outstanding during the period. As of September 30, 1998, an aggregate of 9,989,548 shares of common stock had been issued to the former Note holders and pre-bankruptcy equity holders of the Predecessor Company, and 10,445 shares remained to be issued to former Note holders pending the surrender of their Note certificates.



(6)      Inventories:

Inventories consist of the following:
                                               Reorganized         Predecessor
                                                 Company             Company
                                            ------------------   ---------------
                                              September 30,        December 31,
                                                  1998                 1997
                                            ------------------   ---------------
At  lower of cost, using the first-in,
first-out (FIFO)
   cost method or market:
   Raw materials and supplies                     $6,583             $14,150
   Work in process                                16,430              17,322
   Finished goods                                 16,863              17,975
                                                  ------              ------
           Total FIFO inventories                 39,876              49,447
   Difference between FIFO and LIFO cost
    of inventories                                     -              (6,117)
                                               ---------              -------
           Total LIFO inventories                $39,876             $43,330
                                                 =======             =======

The Company values its inventories using the Last-In First-Out (LIFO) method. However, as a result of restating inventories at their fair value in connection with the reorganization on July 19, 1998, there is no significant difference between LIFO and FIFO at September 30, 1998.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont'd)


             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)

(7)    Revolving Credit Agreement:

         On July 20, 1998 the Company replaced its $70 million debtor-in-possession revolving credit facility (the "DIP Credit Facility") with a new $70 million post-bankruptcy credit facility (the "Credit Facility"). The DIP Credit Facility had, in turn, replaced the Company's $55 million pre-bankruptcy revolving credit facility (the "Pre-Bankruptcy Credit Facility") on May 12, 1998. The Credit Facility was provided by the same group of lenders, led by BankAmerica Business Credit, that provided both the Pre-Bankruptcy Credit Facility and the DIP Credit Facility. The Pre-Bankruptcy Credit Facility was put in place in January 1998, and was structured to accommodate the subsequent Credit Facility and DIP Credit Facility. Loans under the Credit Facility bear interest at a rate equal to prime plus 1.00% or LIBOR plus 2.50%. The Company pays a 0.375% commitment fee on the unused portion of the Credit Facility. The terms of the agreement covering the Credit Facility require the Company to, among other things, beginning at the end of 1998 maintain a minimum ratio of FIFO earnings before interest expense, income tax expense, depreciation expense, amortization expense and unusual or non-recurring expenses ("FIFO EBITDA") to fixed charges and a minimum tangible net worth. The agreement also includes restrictions related to capital expenditures and further indebtedness. Loan availability under the Credit Facility is based on the Company's accounts receivable and inventory balances after certain exclusions. After taking into account letters of credit of approximately $0.8 million, the available capacity under the Credit Facility on September 30, 1998 was approximately $3.5 million.

(8)      Restructuring:

         During the second quarter of 1998, the Company announced plans to close its operations in Berlin, Wisconsin and to consolidate its Milwaukee Operations by closing one of its Milwaukee plants. Both operations were part of the Company's Footwear and Specialty Leather Group. The Company recorded a pre-tax charge of $3.3 million in the second quarter of 1998 to (i) reduce the book value of the long-lived assets (property, plant and equipment) of these operations  to their  estimated  fair  market  value  less  costs to sell  ($2.7 million) and (ii) provide for other costs related to this restructuring ($0.6 million). The assets of these operations do not represent a material portion of the Company's total assets.

                  UNITED STATES LEATHER, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (cont'd)

             (Amounts in Thousands, Except Share and Per Share Data)
                                   (Unaudited)


(8)      Restructuring (continued):

         During the third quarter of 1997, the Company approved a plan to sell two of its operations: Caldwell Moser Leather Co. and Berlin Leather. Both operations were part of the Company's Footwear and Specialty Leather Group. The Company recorded a pretax charge of $7.0 million to reduce the book value of the long-lived assets (property, plant, equipment and goodwill) of these operations to their estimated aggregated fair market value less costs to sell. The assets and sales of these two operations did not represent a material portion of the Company's total assets or sales. The Company was not successful in selling either of these operations. As a result, Caldwell Moser was taken off the market in January, 1998 and continues to serve as one of the Company's ongoing operations. The Berlin operations were closed during the third quarter of 1998.

(9)      Pending Adoption of Accounting Announcement:

         Effective December 31, 1998, the Company will adopt SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This standard requires additional disclosure in the consolidated financial statements and the Company is currently assessing the impact of this statement.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

         Certain matters discussed herein are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can generally be identified as such because the context of the statement will include words such as Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, including the following:

         o decreased consumer demand for products that contain the Company's leather;

         o increases or decreases in the cost of cattle hides;

         o the level of consumer confidence and general economic conditions, which can effect demand in certain of the Company's markets; and

         o the ability of the Company to obtain and maintain sources of liquidity and working capital sufficient to operate its business.

         The foregoing review of important factors is not exhaustive, and should be read in conjunction with other cautionary statements that are included in this filing. The forward-looking statements made herein are only made as of the date of this report and the Company is not obligated to publicly update forward-looking statements to reflect subsequent events or circumstances.

Recent Development; Bankruptcy Proceedings

         On May 11, 1998 the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Wisconsin (the
"Bankruptcy Court"), pursuant to a prenegotiated Plan of Reorganization (the "Plan").

         On July 7, 1998, the Bankruptcy Court entered an order confirming the Plan, which became effective on July 20, 1998. During the period from the petition date until the effective date, the business and affairs of the Company were conducted as debtor-in-possession subject to the supervision and orders of the Bankruptcy Court.

         On the effective date, the Company's 10 1/4% Senior Notes due 2003 (the Notes") were converted into the right to receive approximately 9,700,000 shares or 97% of the Company's common stock, and the stock of the pre-petition shareholders of the Company was converted into the right to receive 300,000 shares or 3% of the Company's common stock.

         In July 1997, the Company retained  Houlihan,  Lokey,  Howard and Zukin
("Houlihan Lokey") as financial advisor to provide advice with respect to restructuring the Company's capital structure. In connection with the provision of such services, Houlihan Lokey submitted a claim for approximately $1.9 million in the bankruptcy proceedings. The informal Note Holders Committee objected to the allowance of the Houlihan Lokey claim. The bankruptcy court has scheduled a hearing on the disputed claim for December 1998. The Company will be obligated to pay any amount up to $1.9 million that the bankruptcy court ultimately allows with respect to the claim. No assurance can be given as to whether, when and in what amount, if any, the disputed claim will ultimately be allowed.

              Results of Operations - Three and Nine Month Periods
                            Ended September 30, 1998

The following discussion covers the three month and nine month periods ended September 30, 1998. It does not distinguish between Reorganized Company and Predecessor Company operations during such periods management does not believe because separate discussions are meaningful in terms of operating results or comparisons to the prior year.

Selected Financial Data

The following table sets forth certain consolidated income statement data of the Company as a percentage of net sales for the periods indicated.

                                                       Percentage of Net Sales
                                       Three Months Ended             Nine Months Ended
                                          September 30,                  September 30,
                                     1998          1997            1998                 1997
                                  ------------  ------------   --------------   -------------

Net sales                           100.0%         100.0%           100.0%           100.0%

Gross profit                         (5.9)           6.8              2.6              6.4

Income (loss) from operations       (27.5)         (12.8)           (11.3)            (5.0)

Net income/(loss)                   201.7%         (20.0)%           43.3%           (10.0)%

Results of Operations

         General. The Company generated net income of $98.1 million during the third quarter of 1998, bringing net income for the first nine months of the year to $76.5 million. All of these earnings, however, were attributable to unusual gains recorded as a result of the cancellation of debt associated with the Notes ($82.3 million, net), and fresh start accounting associated with the Company's emergence from bankruptcy proceedings ($29.3 million). Details of these items are as follows:

         Extraordinary gain on discharge of debt:
            Principal and interest on debt extinguished            $139.6
            97% of estimated fair value of common stock              50.3
                                                                 ------------
            Pre-tax extraordinary gain                               89.3
            Income tax provision                                      7.0
                                                                 ============
            Net extraordinary gain                                  $82.3
                                                                 ============

        Reorganization and fresh start adjustments other than extinguishment of debt:
           Adjust inventories to fair value                         $ 5.4
           Adjust property, plant & equipment to fair value          (6.3)
           Establish excess reorganization value                     29.8
           Deferred tax adjustments                                   0.4
                                                                 ============
           Net fresh start gain                                     $29.3
                                                                 ============

         The Company was also adversely impacted during the third quarter of 1998 by the strike that shut down General Motors' North American Operations during June and July, 1998. As a result of lost revenues, lower absorption of fixed overhead, and difficulties encountered in first ramping down then restarting automotive manufacturing operations, the Company estimates that it incurred losses exceeding $1 million as a result of the strike.

Sales

The Company's finished leather operations are divided into three principal markets. The following chart summarizes the Company's sales by product line:

                                      Three Months Ended                               Nine Months Ended
                                        September 30,                                    September 30,
                                    1998              1997     % Change        1998             1997         % Change
                                -------------  ------------- ------------- ------------  -----------  ------------

Furniture Group                        $17.0          $14.9       14%            $57.3        $52.1       10%
Automotive Group                         6.0           12.8      (53)             25.1         39.1      (36)
Footwear &Specialty
  LeatherGroup                          25.7           42.2      (39)             94.2        148.1      (36)
                                  ------------   ------------
                                                                           ------------  -----------
  Continuing Sales                      48.7           69.9      (30)            176.6        239.3      (26)
Discontinued Operations                    -            0.3     (100)                -          3.1     (100)
                                  ============   ============              ============  ===========
  Total Sales                          $48.7          $70.2      (31)%          $176.6       $242.4      (27)%
                                  ============   ============              ============  ===========

         The Company's net sales in the third quarter of 1998 were $48.7 million, a decrease of $21.5 million or 31% from the same period one year ago. Year-to-date sales were $176.6 million and $242.4 million for the nine month period in 1998 and 1997, respectively. Year-to-date sales decreased $65.8 million or 27%.


         Furniture Group. Furniture Group sales during the third quarter were $17.0 million, an increase of $2.1 million or 14% from the third quarter of 1997. Year-to-date sales were $57.3 million, an increase of $5.2 million or 10% as compared to 1997. Contributing to the increase were an improved demand for finished leather at the retail level and increased market share. After declining for much of 1997, the demand for upholstery leather has increased during 1998. USL, meanwhile, has substantially increased the number of new products it has introduced at each of the last three semi-annual furniture markets, which has, in turn enabled the Furniture Group to recover a portion of the market share that it had lost over the last few years.

         Automotive Group. Automotive Group third quarter sales were $6.0 million or $6.8 million lower than the prior year quarter. Year-to-date sales decreased $14.0 million from the prior year to $25.1 million. These decreases are attributable to (1) the General Motors strike which reduced shipments over 80% in July, (2) a more current orders backlog, and (3) the termination during the Spring of 1997 of a high-volume contract. Also contributing to the lower Automotive sales were hide-based price reductions passed along to customers in accordance with contract terms, and inventory reductions undertaken by customers in response to USL's improved delivery performance.

         Footwear and Specialty Leather Group. Footwear and Specialty Leather Group sales were $25.7 million during the third quarter of 1998, a decrease of $16.5 million or 39% from the third quarter of 1997. Year-to-date sales were $94.2 million, a decrease of $53.9 million or 36% from the comparable 1997 period. Management believes the principal reasons for lower footwear sales were
(1) substantially weaker retail markets caused by excessive inventories and the negative effects of the Asian economic downturn, (2) market share lost to competition, which management believes was caused to a significant extent by uncertainties surrounding the Company's ability to reach agreement with its noteholders and restructure its debt, and (3) the pass-through of lower hide costs in the form of reduced selling prices. Although the Company does not anticipate substantial near-term improvement in the condition of the retail footwear market, it does expect to derive benefit from the successful completion of its debt restructuring and emergence from bankruptcy, and from the new products which the Group has recently introduced.

         Gross Profit. Gross profit for the third quarter of 1998 was a loss of $2.9 million, a decrease of $7.7 million from the third quarter of 1997. Gross profit decreased primarily due to charges taken in the third quarter relating to estimated future losses on certain existing automotive contracts with pricing below that which the Company projects it can earn a profit ($2.2 million), charges to increase certain insurance reserves, provisions for customer claims and allowances, plant underutilization caused by the substantially lower volume in the Footwear and Specialty Leather Group, and the impact of the General Motors strike on the Automotive Group. Lower hide costs favorably affected gross profit, partially offsetting these unfavorable variances. Year-to-date gross profit was $4.7 million, a decrease of $10.7 million from the comparable prior year period, due primarily to the reasons discussed above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses during the third quarter of 1998 were $4.2 million higher than the same period of 1997, and year-to-date were $3.1 million higher than 1997. The principal reasons for these increases was a $2.6 million provision for bad debt taken in the third quarter of 1998, primarily related to a former automotive customer that has since been sold, and provisions to increase insurance reserves not related to manufacturing expenses.

         Earnings before Interest, Taxes, Depreciation and Amortization. Earnings before interest, taxes, depreciation and amortization (and provisions for LIFO revaluations and non-recurring charges) ("FIFO EBITDA") during the third quarter of 1998 were a $(11.1) million compared to a $(1.0) million in the third quarter of 1997. Year-to-date FIFO EBITDA was $(10.8) million in 1998 compared to $1.6 million in 1997. FIFO EBITDA is not determined pursuant to generally accepted accounting principles ("GAAP"), and should not be considered in isolation or as an alternative to GAAP-derived measurements.

         Restructuring Expenses. During the second quarter of 1998, the Company announced plans to close its operations in Berlin, Wisconsin and to consolidate its Milwaukee Operations by closing one of its plants there. Both operations are part of the Company's Footwear and Specialty Leather Group. The Company recorded a pre-tax charge of $3.3 million in the second quarter to (i) reduce the book value of the long-lived assets (property, plant and equipment) of these operations  to their  estimated  fair  market  value  less  costs to sell  ($2.7 million) and (ii) provide for other costs related to this restructuring ($0.6 million). During the third quarter of 1997, the Company approved a plan to sell two of its operations: Caldwell Moser Leather Co. and Berlin Leather. Both operations were part of the Company's Footwear and Specialty Leather Group. The Company recorded a pretax charge of $7.0 million to reduce the book value of the long-lived assets (property, plant, equipment and goodwill) of these operations to their estimated aggregate fair market value less costs to sell. The Company took Caldwell Moser off the market in January and closed the Berlin operations in the third quarter. The assets and sales of these two operations did not represent a material portion of the Company's total assets or sales. The Company was not successful in selling either of these operations. As a result, Caldwell Moser was taken off the market in January, 1998 and continues to serve as one of the Company's ongoing operations. The Berlin operations were closed during the third quarter of 1998.

         Amortization of Intangible Assets. Amortization of intangible assets was $0.8 million in the first nine months of 1998 compared to $2.9 million in the same period of 1997. The decrease was due to the Company's write off all of its goodwill in the fourth quarter of 1997 partially offset by amortization of the Company's excess reorganization value begun in the third quarter of 1998.

         Interest Expense. Interest expense decreased $4.3 million during the first nine months of 1998 from the same period in 1997. During the third quarter of 1998, interest expense decreased $3.4 million compared to 1997. The principal reason for these decreases is because the Company's discontinuance of accruing interest on the Notes upon filing its bankruptcy petition on May 11, 1998. The decrease was partially offset by the write-off of certain deferred financing expenses in connection with the formation of the Company's pre-bankruptcy credit facility in the first quarter of 1998.

         Reorganization Expenses. The Company incurred reorganization expenses of $6.6 million during the first nine months of 1998 related to its bankruptcy reorganization. The reorganization expenses were made up of $3.5 million in professional fees and a $3.1 million write-off of capitalized costs relating to the issuance of the Notes.

         Fresh Start Adjustments. As part of the Company's emergence from bankruptcy, fresh start adjustments of $29.3 million were recorded in the third quarter of 1998 as previously described in this section.

         Income/Loss before Taxes & Extraordinary Gain. The Company recorded a net income before taxes and extraordinary gain of $13.9 million in the third quarter of 1998 compared to a net loss of $14.0 in the third quarter of 1997. Year to date the Company recorded a net loss before taxes and extraordinary gain of $7.7, an decrease of $18.7 million over the net loss recorded in the same period of 1997.

         Income Tax Provision/Benefit. . In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company recorded a tax benefit of $1.9 million in the third quarter of 1998 relating to losses subsequent to the emergence date compared to a provision of $0.1 recorded in the third quarter of 1997. The Company recorded a benefit of $1.9 million in the first nine months of 1998 compared to recording a tax benefit of $2.4 million in 1997. From the second quarter of 1997 to the emergence from bankruptcy, the Company stopped recording benefit on net operating losses.

         Income/Loss before Extraordinary Gain. The Company recorded net income before extraordinary gain of $15.8 million in the third quarter of 1998 compared to a net loss of $14.0 in the third quarter of 1997. Year to date the Company recorded a net loss before extraordinary gain of $5.8, an decrease of $18.2 million over over the net loss recorded in the same period of 1997.

         Extraordinary Gain. The Company recorded an extraordinary gain of $82.3 million in the third quarter of 1998 on the extinguishment of the Company's 10 1/4% Senior Notes due 2003, and the resulting creation of deferred tax liabilities.

         Net Income/Loss. Due to the factors previously discussed, the Company had net income of $98.1 million in the third quarter of 1998, compared to a net loss of $14.1 million during the third quarter of 1997. For the nine month period ended September 30, 1998, net income was $76.5 million compared to a net loss of $24.0 for the same period in 1997.

         Liquidity and Capital Resources. The Company used $2.5 million of cash for operations during the first nine months of 1998, compared with $12.5 million during the same period of 1997. The principal reasons for the change in cash flow were the non-payment of $13.3 million of interest due on the Notes in January and July, 1998 and a smaller increase in accounts receivable in 1998 compared to 1997 due to lower sales volumes in 1998. Accounts receivable decreased by $1.6 million during the first nine months of 1998 compared with a $13.1 million increase during the same period of 1997. Days sales outstanding in accounts receivable as of September 30, 1998 were 56 days, compared to 61 days as of September 30, 1997. Inventories decreased approximately $8.9 million during the first nine months of 1998 excluding the $5.4 million fresh start inventory adjustment. The decrease was due to increased inventory turnover and improved product quality.

         Capital expenditures totaled $3.0 million during the first nine months of 1998. This represents a increase of approximately $0.8 million from the same period in 1997. The increased expenditures are a result of increased systems expenditures and the replacement of machinery and equipment. Capital expenditures in 1997 and 1998 year to date were constrained below historical levels due to the Company's bankruptcy and reorganization proceedings.

         On September 30, 1998, the Company's aggregate indebtedness was $42.2 million, consisting soley of amounts borrowed under the Credit Facility. The Credit Facility is a $70 million facility secured by essentially all the assets of the Company. Loan availability under the Credit Facility is based on the Company's accounts receivable and inventory balances after certain exclusions. Availability under the Credit Facility as of September 30, 1998 was approximately $3.5 million, and generally fluctuates between $1 million to $4 million.

         The $1.9 million claim submitted by Houlihan Lokey in the bankruptcy proceeding for the unpaid portion of its advisory fees was objected to by the informal Note Holders Committee and has not been paid. The bankruptcy court has scheduled a hearing on the disputed claim for December 1998. The Company will be obligated to pay any amount up to $1.9 million that the bankruptcy court ultimately allows with respect to the claim. No assurance can be given as to whether, when and in what amount, if any, the disputed claim will ultimately be allowed.

         At the time the Company entered into its pre-bankruptcy credit facility in January 1998, it anticipated that it would subsequently obtain an ancillary line of credit secured by its machinery and equipment (the "M/E Line of Credit") as part of such credit facility, and also anticipated that it would obtain a separate credit facility for its Canadian operations (the "Canadian Credit Facility"). However, subsequent events have not allowed the Company to arrange for either the M/E Line of Credit or the Canadian Credit Facility as of the date hereof, although the Company continues to evaluate financing alternatives involving its machinery, equipment, real property and Canadian operations. Additionally, the Company anticipates that certain existing financial covenants contained in the Credit Facility for December 31, 1998 require modification. The Company and its lenders have begun preliminary discussions with respect to such modification. No assurance can be given that the Company will obtain additional financing, or successfully modify the financial covenants contained in the Credit Facility or that the Company's cash flow and borrowings under the existing Revolving Credit Facility will be sufficient to meet all of its future liquidity requirements without such financing.

Year 2000 Compliance

         Within the Company, its suppliers and its customers, there are computer-based systems and instruments which utilize logic that was written using two digits rather than four to define the applicable year. Such logic could misinterpret dates beginning on January 1, 2000 as being 100 years earlier, and cause significant data processing and accumulation errors as a result. Such errors could, in turn, have material adverse effects on the operations of the Company as well as those customers and suppliers with whom it does business. The inability of computers and equipment containing computer logic to properly recognize years beginning on or after January 1, 2000 is referred to as "Year 2000 Noncompliance."

         In 1995, the Company began an overall upgrade of its computer systems. In 1996, the Company expanded certain aspects of this systems upgrade into a Year 2000 compliance program. This program is designed to identify internal systems and programs (including computer-based equipment and instrumentation) which could pose a Year 2000 Noncompliance risk, analyze the potential impact of noncompliance, and develop and implement remediation plans to correct any noncompliance found. The program is also designed to identify Year 2000 Noncompliance risks among the systems utilized by the Company's key suppliers, service providers, customers and others with whom it has a business relationship ("Key Third Parties"). Through surveys and interviews, the Company expects to identify those Key Third Parties whose noncompliance could have a significant adverse impact on the Company's operations, and enable it to design contingency plans to mitigate such adverse impacts.

         The Company has substantially completed the identification phase of its internal assessment program. Certain systems were found to be Year 2000 noncompliant. Measures to remedy such noncompliant systems has begun, and are expected to be substantially completed at most of the Company's facilities by March 31, 1999, and fully completed at all facilities by the third quarter of 1999. The analysis and remediation of the Company's shop floor intrumentation and equipment is also expected to be completed by the third quarter of 1999.

                           The  Company   has  begun  the  initial   process  of
                  identifying Key Third Parties who pose a risk of Year 2000 Noncompliance. It expects to complete this identification phase by March 31, 1999. Thereafter, the Company expects to analyze the information received from such Key Third Parties, and identify those likely to be noncompliant and with potentially significant impact on the Company by June 30, 1999. Contingency plans for such risks will be developed and implemented during the second half of 1999.

         It is not known at this time the extent to which Key Third Parties have addressed Year 2000 Noncompliance, either internally or among their own suppliers, service providers, customers and others with whom they have a business relationship. The failure by one or more Key Third Parties to effectively remediate Year 2000 Noncompliance could have a material adverse effect on USL, including causing products in process to be damaged or destroyed, or causing customer orders to become substantially delayed or cancelled. Utilities providers and single-source chemicals suppliers represent the Key Third Parties which pose the greatest potential risk of such manufacturing disruptions. Year 2000 Noncompliance by banks or financial service providers could also have a material adverse effect on USL by causing it to be unable to meet its obligations and continue operations.

         The Company has not yet formulated specific contingency plans in the event of Year 2000 Noncompliance by Key Third Parties. Such plans, however, could conceivably include stockpiling critical manufacturing supplies, manufacturing certain customer orders ahead of schedule, and building certain inventories, depending on the nature and degree of risk determined in connection with its analysis of Key Third Parties' surveys. In the case of potential utility services disruption, contingency plans will probably include a planned shutdown of all manufacturing operations prior to January 1, 2000. In the case of banks and other financial services providers, contingency plans may include prepaying certain obligations. Other contingency plans may be developed and implemented based on the risk assessed, the potential impact and duration of possible effects and the cost of such plans.

         It is estimated that the costs incurred, or to be incurred in 1998 and 1999 to remediate internal Year 2000 Noncompliance, and assess Key Third Parties' Year 2000 Noncompliance will be approximately $2.5 million, of which approximately $1.6 million has been spent through September 30, 1998. Such costs, however, do not include the cost of implementing contingency plans for Key Third Parties' noncompliance, which could be significant.

         The Year 2000 compliance program with respect to the Company's Automotive Group was audited in August, 1998 by the Automotive Industry Action Group, an independent evaluator of automotive suppliers organized by General Motors Corporation, Ford Motor Company and Chrysler Corporation, and given a rating of "low risk" with respect to Year 2000 Noncompliance.

PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits:

          2.1 Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 12, 1998 [Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 7, 1998].

          3.1     Restated    Articles   of   Incorporation   of   the   Company
                  [Incorporated by reference to Exhibit (1) to the Company's Registration Statement on Form 8-A dated July 20, 1998].

          3.2     Bylaws of the Company  [Incorporated  by  reference to Exhibit
                  (2) to the Company's Registration Statement on Form 8-A dated July 20, 1998].

          4.1 Revolving Credit Agreement dated as of July 20, 1998 among United States Leather, Inc., A.R. Clarke Limited, BankAmerica Business Credit, Inc. and the other banks which are parties thereto from time to time [Incorporated by reference to
                  Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998].

          4.2 Registration Rights Agreement dated as of July 20, 1998 by and among United States Leather, Inc. and the parties set forth on the signature page thereto.

          27.1 Financial Data Schedule of the Predecessor Company for the period from January 1, 1998 through July 19, 1998 (EDGAR version only)

          27.2 Financial Data Schedule of the Reorganized Company for the period from July 20, 1998 through September 30, 1998 (EDGAR version only)

     (b) Reports on Form 8-K:

          (i) The Company filed a Current Report on Form 8-K dated July 7, 1998 with respect to the confirmation of the Company's Plan for Reorganization, as amended, and the Company's emergence from bankruptcy.

                                                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  Date:  November 12, 1998


                                                UNITED STATES LEATHER, INC.


                              By  / s /  Kinzie L Weimer
                              Kinzie L Weimer
                              Senior Vice President and Chief Financial Officer (Signing on behalf of the Registrant and as Chief Financial Officer)

                           UNITED STATES LEATHER, INC.

                          Quarterly Report on Form 10-Q
                         For the Quarterly Period Ended
                               September 30, 1998

                                  Exhibit Index



       Exhibit No.                             Description

          2.1 Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated June 12, 1998 [Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated July 7, 1998].

          3.1     Restated    Articles   of   Incorporation   of   the   Company
                  [Incorporated by reference to Exhibit (1) to the Company's Registration Statement on Form 8-A dated July 20, 1998].

          3.2     Bylaws of the Company  [Incorporated  by  reference to Exhibit
                  (2) to the Company's Registration Statement on Form 8-A dated July 20, 1998].

          4.1 Revolving Credit Agreement dated as of July 20, 1998 among United States Leather, Inc., A.R. Clarke Limited, BankAmerica Business Credit, Inc. and the other banks which are parties thereto from time to time [Incorporated by reference to
                  Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998].

          4.2 Registration Rights Agreement dated as of July 20, 1998 by and among United States Leather, Inc. and the parties set forth on the signature page thereto.

          27.1 Financial Data Schedule of the Predecessor Company for the period from January 1, 1998 through July 19, 1998 (EDGAR version only)

          27.2 Financial Data Schedule of the Reorganized Company for the period from July 20, 1998 through September 30, 1998 (EDGAR version only)